Form 10KSB
period 2004-12-31
IHEALTH INC
filed 2005-04-15
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        Commission file number 333-109548
                                               ----------

                                  IHEALTH, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                               13-4204191
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                        5499 N. Federal Highway, Suite D
                            Boca Raton, Florida 33487
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 561-989-3600
                                               ------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class        Name of each exchange on which registered

             None                               Not Applicable
      -------------------                    -------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $ 72,019 for the 12 months ended December 31, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. There is no public market for the issuer's common equity. The aggregate market value of the common equity held by non-affiliates computed at the price at which the common equity was sold is approximately $2,140,000.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 11, 2005 71,020,000 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

     Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this annual report, the terms "we", "our", and "us" refers to IHealth, Inc., a Delaware corporation, and our subsidiary Teeka Tan, Inc., a Florida corporation.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a marketer and distributor of a broad line of high quality, value-priced sun care products sold under the "Teeka Tan" brand name. We presently distribute sunscreen lotions which afford "moderate" to "high" protections, including products with sun protection factors (SPF) 4, SPF 8, SPF 15, SPF 30, SPF 45 and kids SPF 45, as well as SPF 0 AND SPF 6 dark tanning spray oils, an aloe vera cooling gel, and an SPF 30 lip balm. We intend to expand our product line during the second or third quarter of fiscal 2005 to include an after sun line with tan extending and skin replenishing lotions. In the future we may seek to further expand our product line to include self tanning lotions.

         Our products are manufactured by Product Quest Manufacturing, Holly Hill, Florida, a large manufacturer of sun care products which affixes our labels after review for FDA compliance, and ships the product to us for distribution. We do not have any written contracts with Product Quest, instead we rely on purchase orders accompanied by a deposit. By this approach, we purchase on an as needed basis and do not have any minimum purchase requirements, but Product Quest is free to increase its prices at any time. Inasmuch as there are other manufacturers who would be appropriate suppliers, we do not believe the absence of a contract poses any material risk.

         All our products are developed and tested by our manufacturer; we do not have an independent program of research or product development. One customer accounted for approximately 28% of our revenues during fiscal 2004.

THE SUN CARE INDUSTRY

         With greater awareness of the dangers of ultra violet radiation, sales of sun care products have witnessed good growth in the United States in recent years. Expose, an industry specific electronic magazine published at www.ecrm-online.com/Expose/V7-1V7-1-contents.asp, citing various market research sources, reports that U.S. sales of sun protection products reached $635 million in 2001, up from $479 million in 1996, a compound annual growth rate of 5.8%. According to Euromonitor, an industry research group, in 2003 the U.S. sun care market sustained a 3.5% sales decline, finishing at more than $1.05 billion, although it achieved a 26.6% total increase in value during 1997 to 2003. Expose has cited retail sale data that has indicated a strong sun care market since the 2003 statistics were released, reversing the negative trend into a positive direction for the 52 weeks ended May 15, 2004. Total sun care sales, including sun screen and sun block, rose 1.8% to $430.5 million, with sunscreen and sun block accounting for approximately 71% of the majority and reflecting a 4.5% increase. In light of continuing efforts by government and industry to increase consumer education levels about the importance of sun protection, we believe the market for sun care products will continue to grow.

MARKETS AND MARKETING

         We market our products to drug stores, supermarkets, surf shops and other retail outlets, especially in sunnier geographic regions such as the Southwest United States and Florida as well as the Caribbean Basin. Historically our sales are to customers located principally in the United States. To date and for the immediate future, our sales efforts will be focused on Florida. We market products primarily through our direct sales team. Our sales and marketing is supported by our website, www.teekatan.com, from which we have made a limited number of sales and sent a number of samples to potential customers ordering over the Internet.

         COMPETITION

         Sun care sales in Florida are dominated by five brands: Coppertone, Banana Boat, Hawaiian Tropic, Neutrogena, and Australian Gold, and private label. As a group, these accounted for 82.6% of sales in Florida in 2002 and slightly more in 2003. We believe such concentration is the case in most markets in the United States.

         We are a new company and relatively insignificant in the sun care industry. While we believe that customers on vacation expect to see brands different to those to which they are accustomed which may facilitate our market entry, we have not undertaken any formal market survey, our assumptions may prove to be incorrect. As a result of the small size of our company and limited marketing budget, there are no assurances we will be successful in competing in our market segment or in developing any brand recognition or loyalty.

INTELLECTUAL PROPERTY

         To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with our employees, suppliers, and others. We have secured a federal registration of our TeekaTan trademark.

         These steps may not be adequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective trademark, copyright and trade secret protection may not be available in every country in which we may offer our products. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition.

         Although we do not believe any of our products or trademarks infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. Such claims, even if not meritorious, could have an adverse impact on our operations and financial condition.

GOVERNMENT REGULATION

         The U.S. Food and Drug Administration ("FDA") regulates the ingredients which may be used in suntan lotions, their combination, and their concentration, for both safety and effectiveness. The FDA also sets standards for rating sunscreens' effectiveness in blocking UV rays.

         All sunscreens are required to have an "SPF" number on the label. A higher SPF means it protects longer. Products with an SPF of 2 to 11 are deemed to provide minimal sun protection; products with an SPF of 12 to 30 are deemed to be moderate sun protection products, and those with SPF values of 30 or above are deemed to be high sun protection products. The SPF value is determined by testing on 20 to 25 live humans, using a solar simulator. In addition to the SPF value, labeling must identify active and other ingredients, indications for use, certain warnings, for example exposure to eyes, directions for use, and specific information if it is claimed to be "water resistant". FDA regulations prescribe both the information to be presented and the format for such presentation.

         The manufacture and labeling of our products are subject to compliance with certain FDA regulations, including that ingredients must consist of approved substances, the products must be produced in FDA approved facilities, and the TeekaTan labels must be filed with the FDA. We have been advised by Product Quest that:

         * the effective ingredients in TeekaTan's suntan lotions produced by them have been approved by the FDA for use in sun tan lotions,

         * the lotions are produced in Product Quest's Holly Hill, Florida facility which has been approved by the FDA,

         * the TeekaTan labels which are applied to all bottles and tubes of TeekaTan supplied by Product Quest have been filed with the FDA under Product Quest's name and that all labels meet FDA regulations.

EMPLOYEES

         As of March 31, 2005, we have seven employees, including our executive officers, Brian John, Richard Miller and Frank Benedetto. Four of our employees are full time, including Mr. Miller and our three sales representatives, and three of our employees, including Messrs. John and Benedetto, are part-time.

OUR HISTORY

         We were organized under the laws of Delaware in April 2002.

                                RESCISSION OFFER

BACKGROUND

         On March 25, 2005 we concluded a rescission offer to certain purchasers of our securities. Between 2002 and April 2003, we issued an aggregate of 18,120,000 shares of our common stock and warrants to purchase an aggregate of 41,200,000 common shares in a unit offering of securities to 40 accredited investors. We raised a total of $181,200 in this offering. Through February 14, 2003, we issued a total of $141,700 of units of our securities to 35 investors with the remaining $39,500 of units being issued to five additional investors subsequent to February 14, 2003. During the course of that offering, we discovered that our authorized capitalization was not sufficient to permit us to issue the common share component of the units to the investors prior to February 14, 2003. We amended our Certificate of Incorporation on February 14, 2003 to increase our authorized shares of common stock to 200,000,000 common shares, which enabled us to undertake the offering with sufficient authorized capitalization.

         Because we did not have sufficient number of common shares at the time we completed the initial phase of the private offering through February 14, 2003, we privately offered to investors who participated in that phase of the offering the right to rescind their purchases and receive the return of their funds in exchange for the units of securities purchased in the offering. None of these investors availed themselves of the rescission offer at that time. However, we did not advise the five investors who purchased units of our securities after February 14, 2003 that the first phase of that offering was conducted without sufficient authorized common shares, and that we would have an obligation to return the funds it received from investors prior to February 14, 2003 in the event those investors chose to accept our rescission offer.

         Beginning in October 2003, we began processing a registration statement with the Securities and Exchange Commission which was ultimately declared effective by the SEC on February 14, 2005. During the course of filings in which we disclosed the offering of our units to investors as well as the circumstances under which we had to increase our authorized capitalization, we became aware that the offers made both prior to February 14, 2003 and after that date may have violated federal securities laws based on the inadequacy of our disclosures made in our offering documents for the units concerning the lack of authorized common stock. Based on potential violations that may have occurred under U.S.

securities laws, we determined to make a rescission offer both to investors who acquired our units prior to February 14, 2003 and who had received the initial rescission offer, as well as to investors who had acquired units of our securities subsequent to February 14, 2003, since they were not informed of the rescission offer. The rescission offer was conducted as part of our prospectus dated February 14, 2005.

         There were a total of 40 investors who participated in the private offering, several of whom represented friends, colleagues and business associates of our management. If all eligible investors had elected to accept the rescission offer, we would have been required to refund investments totaling $181,200, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 7% per annum. Only one investor accepted the rescission offer which expired on March 25, 2005. We refunded to him his initial $6,000 investment and paid him $1,152.67 in interest. As a result of this rescission the 600,000 shares originally purchased by him have been cancelled and returned to the status of authorized but unissued shares of common stock.

POTENTIAL LIABILITIES

         Our failure to disclose the lack of sufficient authorized capital and the rescission offer made to the earlier investors in our private placement to the later investors created certain liabilities for us under federal securities and related laws. Generally, under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase price plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received.

         We believe that by making the rescission offer, the likelihood of potential contingent liability of our company for a violation of federal securities or related laws to our stockholders who did not accept the rescission offer may be substantially reduced, but not necessarily terminated. However, as a result of the possible failure to comply with the disclosure obligations described above, our liability to IHealth stockholders who fail to accept the rescission offer, or who make no election as to the rescission offer, may continue for a period of time until the applicable statutes of limitations have run. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the violation. Additionally, any existing rights for rescission or damages under applicable securities or related laws of any IHealth stockholder may survive and not be barred by our making the rescission.

         In addition, the various states in which the purchasers reside could bring administrative actions against as a result of the rescission offer. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

         There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offerees may have, until the applicable statutes of limitations have run.

         We are also subject to compliance with the General Corporation Law of Delaware, the state of our incorporation, with respect to the rescission offer. While the General Corporation Law of Delaware does not address the issue of rescissions in relation to capital impairment matters, we do not believe that any payments made in relation to the rescission offer will represent proscribed transactions based on any of the statutory references relevant to capital impairment. There is nothing in the related laws and interpretation of the Delaware General Corporation Law which would classify a rescission offer as a stock redemption given that we did not seek to repurchase or redeem the shares, but rather afforded investors a right to treat their prior purchase as a nullity. Our financial statements reflect that we have the amounts attributable to the private placement have been segregated on our balance sheet from our capital. Consequently, any payments resulting from the rescission offer are not derived from the capital segment of our financial statements and should not be deemed impairment of capital. In effect, any payments would be in the nature of settlements of obligations rather than redemption or similar retirements of capital.

                                  RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS.

         We have incurred losses since our inception, and have an accumulated deficit of $648,524 as of December 31, 2004. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2004 and 2003, we had net losses of $248,605 and $304,212, respectively, and for the year ended December 31, 2004 cash used in operations was approximately $95,700. We had approximately $214,000 of cash at December 31, 2004. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products successfully. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE WILL REQUIRE ADDITIONAL CAPITAL TO PAY OUR OPERATING EXPENSES AND IMPLEMENT OUR BUSINESS PLAN. OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         While we have commenced generating revenues from operations, our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2004 we a working capital deficit $167,900 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern. Our consolidated financial statements, which appear elsewhere in this report, are prepared assuming we will continue as a going concern. As noted above, for the years ended December 31, 2004 and 2003, we incurred net losses from operations, and had negative cash flows from operations in the amount of $95,695 and $171,020, respectively. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.

WE RECENTLY CONCLUDED A RESCISSION OFFER RELATED TO OUR PRIVATE PLACEMENT. WE COULD BE SUBJECT TO CERTAIN CONTINGENT LIABILITIES AS A RESULT OF THE RESCISSION OFFER WHICH WOULD BE ADVERSE TO OUR BUSINESS AND OPERATIONS.

         As described elsewhere in this annual report, we recently completed a rescission offer to purchasers of units in our private placement in 2003. There is considerable legal uncertainty under both federal and state securities and related laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities and related law violations. The completed rescission offer may not terminate any or all potential contingent liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waivers we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state securities law violations until the applicable statutes of limitations have run. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the violation.

         In addition, the various states in which the purchasers reside could bring administrative actions against us as a result of the rescission offer. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

         While we believe that the rescission offer satisfied certain requirements and laws, the conditions and criteria for satisfying federal and most state rescission requirements are predicated primarily on factual circumstances rather than on objective standards. Given the size of our company and our working capital deficit, we may not have sufficient funds to satisfy any additional rescission rights and costs in which case our future results of operations could be adversely effected and we could be forced to cease operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND WE CANNOT GUARANTEE THAT WE CAN SUCCESSFULLY COMPETE.

         The sun care industry is very competitive, and we compete with a number of established companies including Hawaiian Tropic, Coppertone, Panama Jack, and Banana Boat. We are at a competitive disadvantage in attracting retailers and new customers due to our relatively small size and the limited scope of our product lines. Our competitors are larger and more diversified than IHealth, and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

OUR INDUSTRY IS SEASONAL, OUR OPERATIONS ARE LOCATED IN FLORIDA AND WE ARE RELIANT ON SALES MADE IN THE STATE OF FLORIDA. AS A RESULT OF THIS SEASONALITY AND RELIANCE, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED BY ADVERSE WEATHER.

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida. During fiscal 2004 four hurricanes made land-fall in the

State of Florida, three of which adversely impacted our operations to varying degrees. Because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN THE SUN CARE INDUSTRY. WE ARE RELIANT ON OUR EMPLOYEES.

         Prior to founding IHealth, our management team had had no experience in the sun care industry. The sun care industry is highly specialized and management of the companies with whom we compete have significantly more experience than our management in sun care. This lack of experience may be detrimental to the continued implementation of our business model, the establishment of our brand, and our ability to effectively compete in our industry. We are also dependent upon the efforts of our employees, in particular our sales personnel, for the marketing and sales of our products. We do not presently have any written agreements with any of these individuals. During fiscal 2005 we intend to adopt a stock option plan to provide additional incentive for the retention of these employees. The loss of one of more of them could be adverse to our business and operations until such time as a suitable replacement was hired.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE REDUCED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors, audit committees and codes of ethics. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

BECAUSE THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, YOU MAY FIND IT EXTREMELY DIFFICULT OR IMPOSSIBLE TO RESELL OUR SHARES. EVEN IF A PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE WILL EVER BE ANY LIQUIDITY IN OUR COMMON STOCK.

         There is no public market for our common stock, and although we are seeking quotation of our common stock on the OTC Bulletin Board, there can be no assurance that a public market will ever be established. Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent a public market for our common stock, an investment in our shares should be considered illiquid. Even if a public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

IF WE EVER ESTABLISH A PUBLIC MARKET FOR OUR COMMON STOCK, THE TRADEABILITY IN OUR COMMON STOCK WILL BE LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

         In the event establish a public market for our common stock, and the trading price of our common stock is less than $5.00 per share, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. A market in our common stock may never develop due to these factors. Because there is no guarantee that a market for our common stock will ever develop, an investment in our company should be considered illiquid and you should not purchase shares of our common stock unless you can afford to hold an illiquid investment indefinitely. Finally, as a penny stock we may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         At the present time, we utilize approximately 1,500 square feet of the 2,500 square feet of office space leased from a third party by Mirador Consulting, Inc., an affiliate of Messrs. John and Miller. We pay $1,000 per month for the use of such space on a month-to-month basis under an oral agreement. We believe this space is sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he has an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is not presently a public market for our common stock. As of April 5, 2005 there were 44 stockholders of record of our common stock.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. Under Delaware law, our Board of Directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Given our current financial condition it is not likely we will declare dividends on our common stock in the foreseeable future. Even if we should have funds available to pay dividends in the future, we currently expect to retain future earnings, if any, to finance the growth and development of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

         In March 2005 we sold 333,333 units to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(2) of that act. Each unit consists of one share of our common stock and a three year common stock purchase warrant exercisable at $0.15 per share. We received gross proceeds of $25,000 which we are using for general working capital. We did not pay any commissions in this transaction. The purchaser represented that he was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans which have been approved by our stockholders or otherwise.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We were organized in April 2002. During fiscal 2002 and fiscal 2003, our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products. Our products are manufactured for us by a third party contract manufacturer of sun care products. We do not view research to be important at this stage of our development, but in future periods we anticipate that we will introduce new products to our product line under out brand name which were developed by our manufacturer.

         We market our products to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Maine, Maryland and California. We sell primarily to beach front stores and hotels with high volume tourist traffic. At present, our products are sold at in excess of 160 locations. We are seeking to develop additional outlets, which we anticipate will result in increased sales, allowing us to purchase bottles, caps, lotions, and labels in quantities eligible for volume discounts. At such time as we believe that we have better established our brand name, we will seek to transition to some of the larger retailers and retail chains.

         We operate in a very competitive industry which is dominated by a limited number of companies. Our initial barrier to entry in this market has been relatively low through our use of a third party manufacturer; however, in order to be successful, we must steadily increase our market penetration. While we believe that customers on vacation expect to see brands different to those to which they are accustomed which may facilitate our market entry, we have not undertaken any formal market survey, our assumptions may prove to be incorrect. As a result of the small size of our company and limited marketing budget, there are no assurances we will be successful in competing in our market segment or in developing any brand recognition or loyalty.

         In the future, we may seek to expand our business through acquisitions of other companies which operate in our industry; however, we are not presently a party to any agreement with any third party for any acquisitions and given our limited resources we may have difficulty closing the acquisition of any target companies we may identify in the future. When use in this annual report "fiscal 2004" means the year ended December 31, 2004 and "fiscal 2003" means the year ended December 31, 2003.

RESULTS OF OPERATIONS

         We reported sales of $72,019 for fiscal 2004 as compared to sales of $15,454 for fiscal 2003, which represented an increase of $56,474 or approximately 363%. The increase in our sales for fiscal 2004 reflects a full year of sales, the introduction of our full product line, our increased marketing efforts and the increase in retail locations selling our products which were begun in the later half of fiscal 2003. While we anticipate that our sales will continue to increase during the year ending December 31, 2005, as a result of our limited operating history and the competitive industry in which we operate, we cannot assure you we will be successful in continuing the revenue growth of our company in future periods.

         Cost of goods sold as a percentage of revenues was approximately 74% for fiscal 2004 as compared to approximately 91% for fiscal 2003. Our gross profit for fiscal 2004 was $18,533, or approximately 26% of our sales, as compared to $1,347, or approximately 9% of our sales for fiscal 2003. This slight decrease in cost of goods sold as a percentage of revenues and slight increase in margins are both the result of volume discounts from our manufacturer as a result of our ordering in greater quantities during the fiscal 2004 as compared to fiscal 2003. Our cost on our products may continue to decrease slightly, thereby marginally increasing our gross profit margins, if we are able to continue to increase our sales in future periods.

         Our total operating expenses were $247,780, a decrease of approximately $44,760, or approximately 15%, for fiscal 2004 as compared to total operating expenses of $292,538 the fiscal 2003. Our general and administrative expenses decreased $44,989 for fiscal 2004 as compared fiscal 2003. This decrease in general and administrative expenses for fiscal 2004 as compared to fiscal 2003 was primarily attributable to:

         * reduction of approximately $12,215 in advertising and promotional expenses. During fiscal 2003 we incurred certain one-time costs of approximately $4,000 related to the initial introduction of our products,

         * a reduction of approximately $18,870 in consulting expenses,

         * a decrease of approximately $2,850 in insurance expense, and

         * one-time expenses totaling approximately $6,000 related to the initial introduction of our products.

         These reductions in our general and administrative expenses for fiscal 2004 were partially offset by:

         * an increase of approximately $17,475 for legal and professional fees which are related to the registration statement filed with the SEC and the rescission offer completed in March 2005,

         * an increase of approximately $3,100 in auto expenses which are related to the use of vehicles by our sales staff,

         * an increase of approximately $11,000 in salary expense related to the addition of employees during fiscal 2004, and

         * an increase of approximately $6,959 in interest expense attributable to the $200,000 debenture issued in August 2004 as described elsewhere herein.

         Included in operating expenses in each of fiscal 2004 and 2003 are accruals of $118,750 and $120,033, respectively, for salaries due to our executive officers, Messrs. Brian John and Rich Miller. At December 31, 2004 we have total accrued salaries due Messrs. John and Miller, as well as Mr. Benedetto, an officer and director of our company, of $312,908. These salaries represent a significant portion of our operating expenses. Under the terms of these agreement our executive officers agreed to defer payment of their salaries until March 2005, or such earlier date as we have positive cash flow from operations. Subsequent thereto, our executive officers have orally agreed to extend the due date of these salaries or convert the accrued but unpaid salaries into shares of our common stock based upon the then fair market value of our common stock.

         We anticipate that our total operating expenses will increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses and increased rental expense. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

         Other interest expense, net, was $19,358 for fiscal 2004 as compared to $13,021 for fiscal 2003. Other interest expense, net, represented interest accrued on the $200,000 debenture issued in August 2004 described elsewhere.

         We reported a net loss of $248,605 for fiscal 2004 as compared to a net loss of $304,212 for fiscal 2003, a decrease of $55,607 or approximately 18%. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities decreased to $95,695 for fiscal 2004 as compared to $171,020 for fiscal 2003. Included in this decrease was:

         * an increase of approximately $18,800 in accounts receivable, and

         * a decrease of approximately $3,000 in inventory, which was partially offset by an increase of approximately $9,700 in accounts payable and accrued expenses.

         At the time we place a product order with our supplier, we pay a deposit which equals approximately 50% of the cost of the order; the remaining balance is paid at the time the order is received by us. We extend credit to most of our customers, with payment terms of net 30 or net 60. We have not experienced any difficulty in promptly collecting all receivables due our company which assists us in managing our cash flow used in operations.

         Cash flows used in investing activities were $0 for fiscal 2004 and fiscal 2003. Cash flows provided by financing activities were $230,000 for fiscal 2004 as compared to $180,021 for fiscal 2003. Cash flows provided by financing activities for fiscal 2004 represented the sale of a $200,000 debenture as described below, and cash flows provided by financing activities for fiscal 2003 represented sales of securities by us during that period.

         We had a working capital deficit of $167,900 at December 31, 2004 and at December 31, 2004 we had cash on hand of $213,752. We do not presently have any commitments for capital expenditures, we do have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $648,524 at December 31, 2004. The deficit has mainly been the result of accrued salaries. Our senior officers have agreed to defer payment of these salaries, which total $312,908 at December 31, 2004, until such time as we have positive cash flow. We continue, however, to accrue salaries to these individuals during fiscal 2005. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

         If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require additional working capital for increasing our inventory of existing and new products, for salaries and wages, and for increased marketing and advertising. Unless sales significantly increase over the next 12 months, we will not have significant working capital to hire additional employees, increase our levels of inventory, market our products or otherwise pursue our business plan.

         It is our intent to seek additional capital in the private and/or public equity markets during fiscal 2005 to continue to implement our plan of operation. We do not have any commitments from any holders of our outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

         If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Further, we may not be able to obtain additional financing when needed or on terms favorable to us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we would be unable to fully implement our business model and we could be required to cease operations.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2004 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

         Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since we are responsible for fulfillment, including the acceptability of the products and services ordered by the customer. In the event we place any merchandise on consignment, the related sales from such merchandise will be recorded when such merchandise is sold by the retailer.

Start-up Costs

         Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Provision for Slow Moving and Obsolete Inventory

         We write down our inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable; Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

CAPITAL RAISING ACTIVITIES

         In order to ensure we had sufficient funds available in connection with the then pending rescission offer, in August 2004 we issued a $200,000 convertible debenture to Mr. James E. Simmons, an accredited investor, in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. The debenture pays interest of 10% per annum and all principal and accrued interest are due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments in the event of stock splits, reorganization, dividends or recapitalizations. The debenture is not convertible, however, during any period in which we have a registration statement on file with the SEC or other black out period.

         In December 2004 our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-12, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 16, 2005 we dismissed Radin, Glass & Co., LLP as our independent registered public accounting firm. Radin, Glass & Co. LLP had been our independent registered public accounting firm for and audited our consolidated financial statements as of December 31, 2003, and for period from April 20, 2002 (inception) through December 31, 2002. The reports of Radin, Glass & Co., LLP on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, but did include an explanatory paragraph relating to our ability to continue as a "going concern" as a result of the losses amounting to $400,000 and I Health not being sufficiently capitalized for our business plan. The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the two most recent fiscal years and in connection with Radin, Glass & Co., LLP's review of the subsequent interim periods preceding dismissal on March 16, 2005, there were no disagreements between our company and Radin, Glass & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Radin, Glass & Co., LLP, would have caused Radin, Glass & Co., LLP to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date hereof, we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On March 16, 2005 we engaged Webb & Company, P.A. as our independent registered public accounting firm. We had not consulted with Webb & Company, P.A. regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME                     AGE                    POSITION

Brian S. John                     36           President, CEO and director

Richard A. Miller                 37           Vice-President, Chief Operating
                                               Officer and director

Frank V. Benedetto, Jr.           33           Secretary, treasurer and director

         Brian S. John has been an officer and director of IHealth since our inception. He is also president of Mirador Consulting, Inc., a corporate consulting firm in Boca Raton, Florida, which he founded in 2001. From May 2001 to March 2002, he served as vice president and director of Disease Sciences, Inc. From December 2000 to May 2001, he was self employed as an independent business consultant. From March 1998 until December 2000, Mr. John was sales manager for International Internet, working particularly for its CigarCigar.com / StogiesOnline.com division. From December 1996 until March 1998, he was a stockbroker with various brokerage firms, most recently registered as a representative at GKN Securities, where he held both a Series 7 and a Series 63 license. From May 1991 until April 1996, Mr. John served as northeast area sales director for Dine-A-Mate, Inc., an entertainment and dining guide that was later acquired by CUC International. Mr. John studied Liberal Arts at Kutztown State University, Kutztown, Pennsylvania, from 1986 until 1991.

         Richard A. Miller has served as Vice President, Chief Operating Officer and a director of IHealth since April 2002. He also serves as corporate secretary of Mirador Consulting, Inc., which he joined in March 2002. From February 2000 to March 2002, Mr. Miller served as a consultant to Pacific Continental Securities, a securities brokerage firm in New York City, helping to train brokers and serve and maintain investment banking clients, and as a consultant to Dayton Scott, a corporate consulting firm, from 1999 to 2000. In 1998, he was a recruiting manager for Robert Half International in New York City; and from 1997 to 1998, he was a registered representative for VTR Capital in New York. In December 2001 Mr. Miller filed a Petition for Chapter 7 bankruptcy protection in the United States District Court for the Eastern District of New York and he received a discharge of debtor in June 2002. Mr. Miller received a B.S. in Marketing from the State University of New York at Oswego in 1990.

         Frank V. Benedetto Jr. has been Secretary, Treasurer and a Director of IHealth since April 2002. Mr. Benedetto also works with Mirador Consulting, an affiliate of Messrs. John and Miller. From September 2001 to April 2002, he was employed by Disease Sciences, Inc. a biotech research company in Boca Raton, Florida. From April 2001 to September 2001 Mr. Benedetto was a registered representative with National Securities, a securities brokerage firm in Fort Lauderdale, Florida, and from September 2000 to April 2001, he was a registered representative with First Liberty Securities in Fort Lauderdale, Florida. From 1999 to 2000, he was a registered representative with Joseph Charles, a securities brokerage firm in Boca Raton, Florida. From 1996, he served as president of Skyline Limousine, which he sold in 1997. Mr. Benedetto graduated from Lynn University in Boca Raton in 1994 with a BS in behavioral sciences.

         Our officers are elected annually at the first board of directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

DIRECTORS' COMPENSATION

         We do not pay fees to directors for their attendance at meetings of the Board Of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in the start-up of our company and who have served as directors in these entities since their respective inception. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         * understands generally accepted accounting principles and financial statements,
         * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         *  understands internal controls over financial reporting, and
         *  understands audit committee functions.

CODE OF ETHICS

         We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. Generally, a Code of Ethics provides guidelines regarding:

         *  transactions with business associates,
         *  non-disclosure of information,
         *  preferential treatment and gifts,
         *  conflicts of interest,
         *  personal securities transactions,
         *  guarding corporate assets,
         *  corporate books and records,
         *  compliance with laws,
         *  document retention, and
         *  compliance with internal controls and disclosure controls.

         We intend to adopt a Code of Ethics during the first half of fiscal
2005.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                     SUMMARY COMPENSATION TABLE
                         Annual Compensation                      Long-term compensation
                 -----------------------------------   ---------------------------------------------
                                                                Awards                Payouts
                                                       -----------------------   -------------------
Name                                         Other                  Securities             All other
and                                         Annual     Restricted   underlying    LTIP      compen-
principal                Salary    Bonus    Compen-      stock       options/    payouts    sation
position         Year      ($)      ($)    sation($)     awards       SARs(#)      ($)        ($)
--------------   ----   --------   -----   ---------   ----------   ----------   -------   ---------
Brian S. John,   2004   $ 59,375     0         0            0            0          0          0
CEO              2003   $ 45,625     0         0            0            0          0          0
                 2002   $ 25,000     0         0            0            0          0          0

EMPLOYMENT AGREEMENTS

         In April 2002 we entered into five year employment agreements with each of Messrs. John and Miller. Under the terms of such contracts, as amended, Messrs. John and Miller are each entitled to a salary of:

         *  $35,000 for the 12-month period ended April 14, 2003;
         *  $50,000 for the 12-month period ended April 14, 2004;
         *  $75,000 for the 12-month period ending April 14, 2005;
         *  $100,000 for the 12-month period ending April 14, 2006; and
         *  $150,000 for the 12-month period ending April 14, 2007.

         The contracts may be terminated by us with or without cause on 30 days' notice. In the event Mr. John or Mr. Miller voluntarily resign or is dismissed for cause, his compensation ceases as of the date of termination, but their rights to any other compensation benefits (such as stock options, if any) would be governed by the terms of such plan.

         Under the terms of their contracts, Messrs. John and Miller have agreed to defer payment of their salaries until March 2005, or such earlier date as we begin to have positive cash flow from operations. At December 31, 2004 we had accrued but unpaid salaries due Messrs. John and Miller of $124,128 and $123,736 respectively. Accrued salaries are to be paid in March 2005 or at such earlier time as our assets exceed $500,000. Their contracts further provide that our board of directors may continue to defer payment of accrued salaries if the board deems such deferral to be in the best interests of our company. Based upon our current level of operations we do not anticipate that we will have sufficient funds to satisfy these obligations when they become due in March 2005. Our executive officers have orally agreed to either extend the due date of these salaries or convert the accrued but unpaid salaries into shares of our common stock based upon the then fair market value of our common stock.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

                            OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2004
                                         (INDIVIDUAL GRANTS)
                     NO. OF SECURITIES       % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS       GRANTED TO EMPLOYEES          EXERCISE       EXPIRATION
     NAME              SARs GRANTED             IN FISCAL YEAR              PRICE            DATE
     ----           ------------------       -----------------------       --------       ----------
Brian S. John                0                          0                      0              0

         The following table sets forth certain information regarding stock options held as of December 31, 2004 by the Named Executive Officers.

                     AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2004
                                     AND YEAR-END OPTION VALUES
                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                     SHARES                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                    ACQUIRED     VALUE       DECEMBER 31, 2004 (5)          DECEMBER 31, 2004(1)
                       ON      REALIZED   ---------------------------   ----------------------------
NAME                EXERCISE       $      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                --------   --------   -----------   -------------   -----------   --------------
Brian S. John          0         n/a          n/a            n/a            n/a            n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         At April 5, 2005, there were 71,020,000 shares of our common stock issued and outstanding. The following table sets forth, as of April 5, 2005, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
         - each director;
         - each executive officer; and
         - all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 5499 N. Federal Highway, Suite D, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from April 5, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of April 5, 2005 have been exercised or converted.

Name of                       Amount and Nature of       Percentage
Beneficial Owner              Beneficial Ownership        of Class
----------------              --------------------       ----------
Brian S. John                      15,000,000              21.1%
Richard M. Miller                  15,000,000              21.1%
Frank V. Benedetto, Jr.            12,500,000              17.6%

All officers and
directors as a
group (three persons)              42,500,000              59.8%

Michele Serenberg (1)               5,000,000               7.0%
James E. Simmons (2)                5,000,000               7.0%
James McKay (3)                     5,000,000               7.0%
_________

(1) Ms. Serenberg's address is 17766 69th Street North, Loxahatchee, Florida 33470.

(2) Mr. Simmons holdings exclude 2,666,667 shares of our common stock issuable upon the conversion of a $200,000 principal amount 10% convertible debenture due August 26, 2006. Under the terms of the debenture, it is not convertible until after August 26, 2005. Mr. Simmons' address is 7804 Virginia Avenue, Falls Church, Virginia 22043.

(3) Mr. McKay's holdings include 2,250,000 shares of our common stock held in the name of his wife and/or children, and 2,000,000 shares of our common stock issuable upon the exercise of common stock purchase warrants held by Mr. McKay, his wife and children with exercise prices ranging from $0.25 to $0.50 per share. Mr. McKay's address is PMB 6 Townsville Mall Centre, Queensland, Australia.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We utilize approximately 1,500 square feet of space at the offices of Mirador Consulting, Inc. in Boca Raton, Florida, under an oral agreement for which we pay $1,000 per month. Both our President, Mr. John, and our Vice President, Mr. Miller, are officers of Mirador Consulting.

         In August 2004 we issued a $200,000 convertible debenture to Mr. James
E. Simmons, a principal stockholder of our company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share, subject to customary anti-dilution adjustments in the event of stock splits, reorganization, dividends or recapitalizations. The debenture is not convertible, however, during any period in which we have a registration statement on file with the SEC or other black out period. We used these proceeds to fund our rescission offer and following the conclusion of the rescission offer for general working capital.

         In December 2004 our executive officers and one of our employees lent us an aggregate of $30,000 to be used by us for working capital as follows:

                  Lender                             Principal Amount

                  Brian John                                  $ 7,500
                  Richard Miller                              $ 7,500
                  Frank Benedetto                             $ 7,500
                  Casey Burt                                  $ 7,500

         We issued each of these individuals an unsecured demand promissory note bearing interest at 4% per annum.

                                     PART IV

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                            DESCRIPTION

3.1         Certificate of Incorporation of IHealth, Inc. filed April 1, 2002
            (1)
3.2 Certificate of Amendment to Certificate of Incorporation filed February 9, 2003 (1)
3.3         By-laws (1)
4.1         Form of Series A Warrant (1)
4.2         Form of Series B Warrant (1)
4.3         Form of Series C Warrant (1)
10.1        Employment agreement with Brian S. John dated April 15, 2002 (1)
10.2        Amendment to Mr. John's employment agreement dated December 20, 2003
            (1)
10.3        Amendment no. 2 to Mr. John's employment agreement dated February 5,
            2004 (1)
10.4        Amendment no. 3 to Mr. John's employment agreement, dated April 1,
            2004 (1)
10.5        Employment agreement with Richard A. Miller dated April 15, 2002 (1)
10.6        Amendment to Mr. Miller's employment agreement dated December 20,
            2003 (1)
10.7 Amendment no. 2 to Mr. Miller's employment agreement dated February 5, 2004 (1)
10.8        Amendment no. 3 to Mr. Miller's employment agreement, dated April 1,
            2004 (1)
10.9        $200,000 principal amount convertible debenture (1)
10.10       Rescission Offer (1)
10.11       Form of promissory note to Mr. John (1)
10.12       Form of promissory note to Mr. Miller (1)
10.13       Form of promissory note to Mr. Benedetto (1)
10.14       Form of promissory note to Mr. Casey Burt (1)
21.1        Subsidiaries of the registrant (1)
23.1        Consent of Radin, Glass & Co., LLP *
31.1        Section 302 Certificate of Chief Executive Officer *
31.2        Section 302 Certificate of principal accounting officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal accounting officer*
_________

*    filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-109548, as amended, as declared effective by the SEC on February 14, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that were billed for the audit and other services provided by Webb & Company, P.A. for fiscal 2004 and Radin, Glass & Co., LLP for fiscal 2003.

                          Fiscal 2004        Fiscal 2003
                          -----------        -----------

Audit Fees                 $  5,000            $ 5,000
Audit-Related Fees           21,000              3,500
Tax Fees                        400                  -
All Other Fees                    -                  -
                           --------            -------
         Total             $ 26,500            $ 8,500
                           ========            =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  IHealth, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of IHealth, Inc. and subsidiary as of December 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of IHealth, Inc. and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had a net loss of $248,605, a working capital deficiency of $167,900, a stockholders' deficiency of $546,953 and used cash in operations of $95,695. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 7, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
IHealth Inc.

We have audited the accompanying consolidated balance sheet of IHealth Inc. and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IHealth Inc. and subsidiaries for the year ended December 31, 2003 and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that IHealth, Inc. and subsidiaries will continue as a going concern. The Company is not sufficiently capitalized for its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern as discussed in Note 15. The accompanying consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 3, the Company restated its consolidated financial statements for the years ended December 31, 2003.


                                        Radin, Glass & Co., LLP
                                        Certified Public Accountants

New York, New York
March 16, 2004

                           IHEALTH INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
________________________________________________________________________________


                                     ASSETS
CURRENT ASSETS:
  Cash ...........................................................    $ 213,752
  Accounts receivable, net .......................................        3,732
  Inventories ....................................................       27,840
  Prepaid expenses ...............................................          729
                                                                      ---------
     Total Currents Assets .......................................      246,053

Property and equipment, net ......................................          697

Deposits .........................................................        1,450
                                                                      ---------

  TOTAL ASSETS ...................................................    $ 248,200
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses ............................    $  71,045
Accrued payroll ..................................................      312,908
Notes payable - related parties ..................................       30,000
                                                                      ---------
     Total Current Liabilities ...................................      413,953

Note Payable - Stockholder .......................................      200,000
                                                                      ---------

  TOTAL LIABILITIES ..............................................      613,953

Common Stock Subject to Rescission Offer, $.0001  par value,
     18,120,000 shares issued and outstanding ....................      181,200
                                                                      ---------

COMMITMENTS AND CONTINGENCIES ....................................            -

STOCKHOLDERS' DEFICIENCY
Common stock $.0001 par value authorized 200,000,000 shares
 53,500,000 shares issued and outstanding ........................        5,350
Additional paid-in capital .......................................       96,221
Accumulated deficit ..............................................     (648,524)
                                                                      ---------
  TOTAL STOCKHOLDERS' DEFICIENCY .................................     (546,953)
                                                                      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $ 248,200
                                                                      =========

                 See Notes to Consolidated Financial Statements

                           IHEALTH INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
________________________________________________________________________________


                                                       For the Year Ended
                                                      2004             2003
                                                  ------------     ------------
                                                                     restated
                                                                      Note 3

SALES ........................................    $     72,019     $     15,545

COST OF GOODS SOLD ...........................          53,486           14,198
                                                  ------------     ------------

GROSS PROFIT .................................          18,533            1,347

OPERATING EXPENSES:
  General and administrative expenses ........         247,152          292,141
  Depreciation ...............................             628              397
                                                  ------------     ------------

 TOTAL OPERATING EXPENSES ....................         247,780          292,538
                                                  ------------     ------------

Net loss from operations .....................        (229,247)        (291,191)

OTHER INTEREST INCOME (EXPENSE), NET .........         (19,358)         (13,021)

  Net loss before income taxes ...............        (248,605)        (304,212)
                                                  ------------     ------------

  Income taxes ...............................               -                -
                                                  ------------     ------------

NET LOSS .....................................    $   (248,605)    $   (304,212)
                                                  ------------     ------------

Weighted average number of common shares
  outstanding ................................      53,500,000       45,395,890
                                                  ============     ============

Basic net loss per share .....................    $     (0.000)    $     (0.000)
                                                  ============     ============

                 See Notes to Consolidated Financial Statements

                                     IHEALTH INC. AND SUBSIDIARY
                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
___________________________________________________________________________________________________

                                      Common Stock                        Additional
                                 ----------------------      Paid-in     Accumulated
                                   Shares        Amount      Capitial      Defecit          Total
                                 ----------      ------      --------    -----------      ---------
Balance, December 31, 2002       42,500,000      $4,250      $     -      $ (95,707)      $ (91,457)

Stock issued for services .       1,000,000         100        9,900              -          10,000

Sale of common stock ......      10,000,000       1,000       86,321              -          87,321

Net Loss ..................               -           -            -       (304,212)       (304,212)
                                 ----------      ------      -------      ---------       ---------

Balance December 31, 2003
 restated Note 3 ..........      53,500,000       5,350       96,221       (399,919)       (298,348)

Net Loss ..................               -           -            -       (248,605)       (248,605)
                                 ----------      ------      -------      ---------       ---------

Balance December 31, 2004 .      53,500,000      $5,350      $96,221      $(648,524)      $(546,953)
                                 ==========      ======      =======      =========       =========


                           See Notes to Consolidated Financial Statements

                                                 F-5

                                     IHEALTH INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
___________________________________________________________________________________________________

                                                                               For the Year Ended
                                                                                   December 31,
                                                                                2004         2003
                                                                              ---------   ---------
                                                                                           restated
                                                                                            Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................................  $(248,605)  $(304,212)
 Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation .............................................................        628         397
  Allowance for doubtful accounts ..........................................      4,113           -
  Equity issued for services ...............................................          -      10,000
 Changes in operating assets and liabilities:
  Increase in accounts receivable ..........................................     (4,644)     (3,201)
  Increase in inventories ..................................................     (5,959)    (21,881)
  Increase in deposits .....................................................          -      (1,450)
  Other liabilities ........................................................       (729)          -
  Accounts payable and accrued expenses ....................................     40,751      25,294
  Accrued payroll ..........................................................    118,750     124,033
                                                                              ---------   ---------
 Net Cash Used In Operating Activities .....................................    (95,695)   (171,020)
                                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property & equipment ..........................................          -        (920)
                                                                              ---------   ---------
 Net Cash Used In Investing Activities .....................................          -        (920)
                                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - stockholder ..................................    200,000           -
 Proceeds from note payable - related party ................................     30,000           -
 Proceeds from issuance of common stock ....................................          -      87,321
 Increase in equity subject to rescission ..................................          -      92,700
                                                                              ---------   ---------
 Net Cash Provided By Financing Activities .................................    230,000     180,021
                                                                              ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................    134,305       8,081

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................     79,447      71,366
                                                                              ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................................  $ 213,752   $  79,447
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid ..............................................................  $       -   $       -
                                                                              =========   =========
Income taxes ...............................................................  $       -   $       -
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equity issued for services .................................................  $       -   $  10,000
                                                                              =========   =========
Conversion of equity subject to rescission .................................  $       -   $  92,700
                                                                              =========   =========

                           See Notes to Consolidated Financial Statements

                                                 F-6

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


1.   ORGANIZATION AND BASIS OF PRESENTATION

     IHealth Inc. is a Delaware corporation formed in April 2002. IHealth Inc. is engaged in the business of marketing and retailing a broad line of high quality value-priced sun care products in Florida through its wholly owned subsidiary Teeka Tan, Inc. IHealth, Inc. and Teeka Tan, Inc. are hereafter referred to as (the "Company").

     Prior to 2004, the Company was considered a development stage company. During 2004, the Company is no longer considered a development stage company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Teeka Tan, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue is recognized when earned, as products are completed and delivered to customers. If the Company had any merchandise on consignment, the related sales from merchandise on consignment would be recorded when the retailer sold such merchandise.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE

     The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

     CONCENTRATION OF CREDIT RISK

     The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2004, the Company had approximately $99,300 in cash in excess of FDIC insurance limits. During 2004 and 2003, 100% of the Company's products were produced by one manufacturer. Duirng 2004, one customer accounted for approximally 28% of the Company's sales.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


     USE OF ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES

     The Company's inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is three years.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31 2004 and 2003 amounted to $1,081, and $3,876, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $648,500, which expire at various times through 2024. The Company has recorded a reserve of $220,490 against the deferred tax asset due to the Company having no profitable operating history. The reconciliation between the statutory federal rate of 34% and the effective federal income tax rate of 0% is an increase to the valuation allowance for the net operating loss carryforward. During 2004, the Company recorded an increase in the valuation allowance of $162,890.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


     LOSS PER SHARE

     The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive or their effect is not material.

     BUSINESS SEGMENTS

     The Company operates in one segment and therefore segment information is not presented.

     STOCK BASED COMPENSATION

     The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as id SFAS 123 has been adopted. No table has been presented since there are no reconciling items.

     NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

3.   RESTATEMENT OF 2003 AND 2002

     The financial statements for the year ended December 31, 2003 have been restated due to the Company discovering that the authorized capitalization was not sufficient to permit the Company issue common stock sold to investors during the private placement prior to February 14, 2003. Between 2002 and April 2003 the Company issued an aggregate of 18,120,000 shares of common stock. The following adjustments and reclassifications have been made to the December 31, 2003 financial statements are detailed as follows:

     a. Common stock - has been restated to reduce the number of shares issued of (1,812).

     b. APIC has been restated reduced by $(179,388).

     c. The shares issued during 2002 through April 2003 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

     d. Interest expense has been accrued at the rate of 7% on the money received in the private placement, $13,722 for the year ended December 31, 2003, increasing the net loss by $13,722 to $(304,212).

     e. Subscription receivable at December 31, 2002 reported a $10,000 receivable that has been removed from the Consolidated Statement of changes in stockholders' deficit since these shares were part of the shares subject to rescission.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


4.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2004 consisted of the following:

           Accounts receivable                    $ 7,845
           Less allowance for doubtful accounts    (4,113)
                                                  -------

           Accounts receivable, net               $ 3,732
                                                  =======

     For the years ended December 31, 2004 and 2003, the Company recorded a provision for doubtful accounts of $4,113 and $0, respectively.

5.   PROPERTY AND EQUIPMENT

     At December 31, 2004 property and equipment consisted of the following:

           Computer equipment                     $ 1,882
           Less accumulated depreciation           (1,185)
                                                  -------

                                                  $   697
                                                  =======

     Depreciation expense for the years ended December 31, 2004 and 2003 was $628 and $297 respectively.

6.   ACCRUED PAYROLL

     As of December 31, 2004, the Company recorded $312,908 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer payment of salary until March 1, 2005, or on such earlier date as the Company shall have generated positive cash flow from operations or has net assets exceeding $500,000. Salaries may be further deferred if the Company's board of directors determines that such deferral is in the Company's best interest of the Company.

7.   NOTES PAYABLE - RELATED PARTY

     In December 2004 our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lender may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full.

8.   CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

     In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. There was no beneficial conversion feature on the issue of the note payable.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


9.   EQUITY TRANSACTIONS

     Between August 2002 and April 30, 2003, the Company issued 120,800 additional Units of common stock through a private placement offer. The price of these Units was $1.50 per unit.

     In September 2003 the Company sold an additional 5,000,000 shares of common stock to an investor for $50,000.

     In September 2003 the Company issued 1,000,000 shares of common stock valued at $10,000 to a consultant in lieu of consulting fees.

     In October 2003 the Company sold an additional 5,000,000 shares of common stock to an investor for $50,000.

10.  AUTHORIZED SHARES

     In September 2003, the Company offered an initial rescission offer to its investors who had purchased common stock of the Company prior to February 13, 2003, since the Company had discovered that the authorized capitalization was insufficient to permit the Company to issue the Common stock. The Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000. All of such investors had waived their rights to the initial rescission of the original issuance of common stock as of December 31, 2004 (See Note 13).

11.  WARRANTS

     During the year ended December 31, 2003, there were 120,800 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 120,800 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share.

12.  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     The Company has employment contracts with its President and Vice President, which extend through April 2007. These contracts call for salaries of $50,000 each for the contract year ending April 15, 2004, $75,000 each for the contract year ending April 15, 2005, $100,000 each for the contract year ending April 15, 2006, $150,000 for the contract year ending April 15, 2007. Such contracts may be terminated by the Company with or without cause on 30 days notice. In the event these officers resign or are dismissed for cause, their compensation ceases as of the date of termination, but their rights to any other compensation benefits ( such as stock options, if any) would be governed by the terms of such plan. The officers of the Company have elected to defer the payment of salary until March 1, 2005, or

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


     on such earlier date as the Company shall have generated positive cash flow from operations or has net assets exceed $500,000. Salaries may be further deferred if the Company's board of directors determines that such deferral is in the Company's best interest of the Company.

     LEASE COMMITMENTS

     The Company currently leases its primary office space on a month to month basis from an affiliate of the officers of the Company. Rent expense for the years ended December 31, 2004 and 2003 was $12,000 and $12,000, respectively.

     The Company leases a car under an operating lease that expires in August 2006. The lease requires the Company to make monthly payments of $275. Future minimum lease payments are approximately as follows:

           Year Ended December 31,
                     2005              $ 3,298
                     2006                2,199
                                       -------

                                       $ 5,497
                                       =======

     Lease expense for the years ended December 31, 2004 and 2003 was $3,298 and $825, respectively.

13.  COMMON STOCK SUBJECT TO RESCISSION OFFER

     In October 2003, the Company learned that the private placement offers made both prior to and after February 14, 2003 may have violated federal securities laws based on the inadequacy of the Company's disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company is making a rescission offer to both investors who acquired the Company's common stock prior to February 13, 2003 and who had received the initial rescission offer, as well as to investors who had acquired the Company's common stock subsequent to February 14, 2003, since they were not informed of the original rescission offer. As such, the proceeds of $181,200 from the issuance of 18,120,000 shares of common stock through April 30, 2003 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

14.  RELATED PARTY TRANSACTIONS

     See Notes 6, 7 and 12.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________


15.  GOING CONCERN

     As reflected in the accompanying financial statements for 2004 and 2003, the Company has a net loss of $248,605 and $304,212 respectively, a working capital deficiency of $167,900, a stockholders' deficiency of $546,953 and used cash in operations of $95,695. These factors raise substantial doubt about the Company's ability to continue as a going concern

     The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.  SUBSEQUENT EVENTS

     During 2005, the Company refunded one investor their investment of $6,000 under the rescission offer resulting in the return of 600,000 shares of common stock.

     During 2005, the Company sold 333,333 units to an accredited investor for gross proceeds of $25,000. Each unit consists of one share of common stock and one three year stock purchase warrant exercisable at $0.15 per share.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IHealth, Inc.

                                        By: /s/ Brian John
                                            --------------
                                            Brian S. John, President, Chief
                                            Executive Officer, and Principal
                                            Financial and Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ BRIAN S. JOHN           Chief Executive Officer,              April 14, 2005
-----------------           President and Director (principal
Brian S. John               executive officer and principal
                            accounting officer)



/s/ RICHARD A. MILLER       Vice President, Chief                 April 14, 2005
---------------------       Operating Officer and Director
Richard A. Miller



/s/ FRANK BENEDETTO JR.     Secretary, Treasurer                  April 14, 2005
-----------------------     and Director
Frank Benedetto Jr.