Form 10QSB
period 2005-03-31
IHEALTH INC
filed 2005-05-20
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                       Commission file number: 333-109458


                                  IHealth, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                               13-4204191
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


         5499 North Federal Highway, Suite D, Boca Raton, Florida 33487
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                  561-989-3600
                                  ------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 73,019,999 shares of common stock as of May 19, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  IHEALTH, INC.

                 Form 10-QSB for the period ended March 31, 2005

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "IHealth," " we," "our," and "us" refers to IHealth, Inc. a Delaware corporation, and our subsidiary.

                                      INDEX

Part I.  Financial Information


Item 1.  Financial Statements


         Consolidated Balance Sheet at March 31, 2005 (unaudited)..............1


         Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited).............................2


         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)................3


         Notes to Consolidated Financial Statements (unaudited)................4


Item 2.  Management's Discussion and Analysis or Plan of Operation.............7


Item 3.  Controls and Procedures..............................................11


Part II. Other Information....................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           IHEALTH INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash ...........................................................    $ 170,365
  Accounts receivable, net .......................................       19,146
  Inventory, net .................................................       49,409
  Prepaid expenses ...............................................          242
                                                                      ---------
    Total Current Assets .........................................      239,162

Property and equipment, net ......................................          540

Deposits .........................................................        1,450
                                                                      ---------

  TOTAL ASSETS ...................................................    $ 241,152
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
  Account payable ................................................    $  69,265
  Accrued interest ...............................................       12,279
  Accrued payroll ................................................      344,158
  Notes payable - related parties ................................       30,000
                                                                      ---------
    Total Current Liabilities ....................................      455,702

LONG-TERM LIABILITIES
  Note payable ...................................................      200,000
                                                                      ---------

  TOTAL LIABILITIES ..............................................      655,702

Common Stock Subject to Rescission Offer, $.0001  par value,
  17,520,000 shares issued and outstanding .......................      175,200
                                                                      ---------

COMMITMENTS AND CONTINGENCIES ....................................            -

STOCKHOLDERS' DEFICIT
Common stock $.0001 par value authorized 200,000,000 shares
53,833,333 shares issued and outstanding .........................        5,383
Additional paid-in capital .......................................      121,188
Accumulated deficit ..............................................     (716,321)
                                                                      ---------
    Total Stockholder's Deficit ..................................     (589,750)
                                                                      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................    $ 241,152
                                                                      =========

          See accompanying notes to consolidated financial statements.

                           IHEALTH INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
________________________________________________________________________________

                                                    For the Three Months Ended
                                                             March 31,
                                                       2005            2004
                                                   ------------    ------------

SALES ..........................................   $     29,585    $     17,050
COST OF GOODS SOLD .............................         17,438          13,703
                                                   ------------    ------------

GROSS PROFIT ...................................         12,147           3,347

OPERATING EXPENSES
  Selling, general and administrative expenses .        100,385          51,347
  Depreciation .................................            156             156
                                                   ------------    ------------

    Total Operating Expenses ...................        100,541          51,503
                                                   ------------    ------------

OTHER INTEREST INCOME/(EXPENSE), NET ...........          7,722           3,028
GAIN ON RESCISSION INTEREST ....................        (28,318)              -
                                                   ------------    ------------
                                                        (20,596)          3,028

Net loss before income taxes ...................        (67,798)        (51,184)

Income taxes ...................................              -               -
                                                   ------------    ------------

NET LOSS .......................................   $    (67,798)   $    (51,184)
                                                   ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED .......     53,600,000      53,500,000
                                                   ============    ============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE .............................   $     (0.000)   $     (0.000)
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                           IHEALTH INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
________________________________________________________________________________

                                                     For the Three Months Ended
                                                              March 31,
                                                        2005             2004
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................    $ (67,798)       $ (51,184)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation ................................          157              157
  Changes in operating assets and liabilities
    Increase in accounts receivable .............      (15,414)          (3,978)
    (Increase) decrease in inventory ............      (21,569)           7,216
    Increase in deposits ........................          487                -
    Accounts payable and accrued expenses .......       10,500            4,646
    Accrued payroll .............................       31,250           25,000
                                                     ---------        ---------
      Cash Flows Used In Operating Activities ...      (62,387)         (18,143)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES ............            -                -
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........       25,000                -
  Refund of stock subject to recession ..........       (6,000)               -
                                                     ---------        ---------
    Cash Flows Provided By Financing Activities .       19,000                -
                                                     ---------        ---------

NET INCREASE (DECREASE)  IN
 CASH AND CASH EQUIVALENTS ......................      (43,387)               -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD ............................      213,752           71,366
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD ..................................    $ 170,365        $  71,366
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...................................    $       -        $       -
                                                     =========        =========
Income taxes ....................................    $       -        $       -
                                                     =========        =========

          See accompanying notes to consolidated financial statements.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION AND ORGANIZATION

         (A) BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Teeka Tan, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (D) LOSS PER SHARE

         Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

         (E) INCOME TAXES

         For the three months ended March 31, 2005 and 2004, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (F) INVENTORY

         The Company's inventories consist entirely of purchased finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2   GOING CONCERN

         As reflected in the accompanying financial statements, the Company has a net loss of $67,798, a working capital deficiency of $216,540, a stockholders' deficiency of $589,750 and an accumulated deficit of $716,321. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3   ACCOUNTS RECEIVABLE

         Accounts receivable at March 31, 2005 consisted of the following:

         Accounts receivable .............................     $ 23,259
         Less allowance for doubtful accounts ............        4,133
                                                               --------
         Accounts receivable, net ........................     $ 19,146
                                                               ========

         During the three months ended March 31, 2005 and 2004, the Company recorded a provision for doubtful accounts of $0 and $0, respectively.

NOTE 4   NOTES PAYABLE - RELATED PARTY

         In December 2004, our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lender may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. As of March 31, 2005, the rescission offer has been completed, and the notes payable are due on demand.

NOTE 5   CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

         In August 2004, the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005, all or any portion of the principal amount of debenture and any accrued but unpaid interest is convertible at the option of the holder into shares of our common stock at a conversion price of $.075 per share. There was no beneficial conversion feature on the issue of the note payable.

NOTE 6   EQUITY TRANSACTIONS

         In March 2005, the Company sold 333,333 units to an accredited investor for gross proceeds of $25,000. Each unit consists of one share of common stock and one three-year stock purchase warrants exercisable for 333,333 shares of common stock at an exercise price of $.15 per share.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 7   AUTHORIZED SHARES

         In September 2003, the Company offered an initial rescission offer to its investors who had purchased common stock of the Company prior to February 13, 2003, since the Company had discovered that the authorized capitalization was insufficient to permit the Company to issue the Common stock. The Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000. All of such investors had waived their rights to the initial rescission of the original issuance of common stock as of December 31, 2004 (See Note 9).

NOTE 8   WARRANTS

         During the year ended December 31, 2003, there were 120,800 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 120,800 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share. In March 2005, the Company issued an additional 333,333 warrants to an investor with an exercise price of $.15 per share. The warrants expire three years from the date of issuance.

NOTE 9   COMMON STOCK SUBJECT TO RESCISSION OFFER

         In October 2003, the Company learned that the private placement offers made both prior to and after February 14, 2003 may have violated federal securities laws based on the inadequacy of the Company's disclosures made in its offering documents for the units concerning the lack of authorized or unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company is making a rescission offer to both investors who acquired the Company's common stock prior to February 13, 2003 and who had received the initial rescission offer, as well as to investors who had acquired the Company's common stock subsequent to February 14, 2003, since they were not informed of the original rescission offer. As such, the proceeds of $181,200 from the issuance of 18,120,000 shares of common stock through April 30, 2003 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

         In March 2005, the Company refunded one investor their investment of $6,000 plus accrued interest of $1,153 in return of 600,000 shares of common stock. As of March 31, 2005, the Company had 17,520,000 shares of common stock and proceeds of $175,200 classified as subject to rescission. As of March 31, 2005, the Company recorded a gain of $28,318 on the forgiveness of accrued interest expense on the shares subject to rescission.

NOTE 10  RELATED PARTY TRANSACTIONS

         See Note 4

NOTE 11  CONCENTRATIONS

         During 2005, the Company purchased 100% of its inventory from one supplier. Our operations and a majority of our customers are located in State of Florida.

NOTE 12  SUBSEQUENT EVENTS

         In May 2005, the Company sold a total of 1,666,666 units to two accredited investors for gross proceeds of $125,000. Each unit consists of one share of common stock and one three-year stock purchase warrant for 1,666,666 shares of common stock exercisable at $.15 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

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

         We market our products to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Maine, Maryland and California. We sell primarily to beach front stores and hotels with high volume tourist traffic. At present, our products are sold at in excess of 200 locations. We are seeking to develop additional outlets, which we anticipate will result in increased sales, allowing us to purchase bottles, caps, lotions, and labels in quantities eligible for volume discounts. At such time as we believe that we have better established our brand name, we will seek to transition to some of the larger retailers and retail chains.

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

RESULTS OF OPERATIONS

         We reported sales of $29,585 for the three months ended March 31, 2005 as compared to sales of $17,050 for the three months ended March 31, 2004, which represented an increase of $12,535 or approximately 73.5%. The increase in our sales during the first quarter of fiscal 2005 reflects the introduction of our full product line, our increased marketing efforts and the increase in retail locations selling our products. While we anticipate that our sales will continue to increase during the year ending December 31, 2005, as a result of our limited operating history and the competitive industry in which we operate, we cannot assure you we will be successful in continuing the revenue growth of our company in future periods.

         Cost of goods sold as a percentage of revenues was approximately 58.9% for the three months ended March 31, 2005 as compared to approximately 80.3% for the three months ended March 31, 2004. Our gross profit for the three months ended March 31, 2005 was $12,147, or approximately 41.1% of our sales, as compared to $3,347, or approximately 19.6% of our sales for the three months ended March 31, 2004. This decrease in cost of goods sold as a percentage of revenues and increase in margins are both the result of volume discounts from our manufacturer as a result of our ordering in greater quantities during the fiscal 2005 as compared to fiscal 2004. Our cost on our products may continue to decrease slightly, thereby marginally increasing our gross profit margins, if we are able to continue to increase our sales in future periods.

         Our total operating expenses were $100,541, an increase of $49,038, or approximately 95.2%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The primary component of the increase in total operating expenses is an increase of $49,038, or approximately 95.5%, in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 which includes:

         o an increase of approximately $19,200 in selling, marketing, advertising and promotional expenses,

         o an increase of approximately $25,000 in salaries, compensation and related expenses, which include an increase of $6,250 in the non-cash accrual of salaries for our executive officers, and

         o an increase of approximately $3,800 in general office related expenses.

         All of the foregoing increases are directly related to increases in our marketing efforts, including expansion of our sales force, in an effort to increase our sales.

         Included in operating expenses in each of fiscal the three months ended March 31, 2005 and 2004 are accruals of $31,250 and $25,000, respectively, for salaries due to our executive officers, Messrs. Brian John and Rich Miller. At March 31, 2005 we have total accrued salaries due Messrs. John and Miller, as well as Mr. Benedetto, an officer and director of our company, of $344,158. Under the terms of these agreements, our executive officers agreed to defer payment of their salaries until March 2005, or such earlier date as we have positive cash flow from operations. Subsequent thereto, our executive officers have orally agreed to extend the due date of these salaries or convert the accrued but unpaid salaries into shares of our common stock based upon the then fair market value of our common stock.

         We anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses and increased rental expense. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

         Other interest expense, net, was $7,722 for fiscal the three months ended March 31, 2005 as compared to $3,028 for the three months ended March 31, 2004. Other interest expense, net, for the first quarter of fiscal 2005 represented interest accrued on the $200,000 debenture issued in August 2004. Other interest expense, net, for the three months ended March 31, 2004 represent interest we were accruing in connection with the rescission offer described in
Note 9 of the Notes to our Consolidated Financial Statements appearing earlier in this report.

         Gain on rescission interest was $28,318 for the three months ended March 31, 2005 which represents interest we had accrued during fiscal 2004 and the first part of fiscal 2005 in connection with the rescission offer to our stockholders which was completed on March 25, 2005. We did not have a similar expense in fiscal 2004.

         We reported a net loss of $67,798 for the three months ended March 31, 2005 as compared to a net loss of $51,184 for the three months ended March 31, 2004, a decrease of $16,614 or approximately 32%. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities increased to $62,387 for the three months ended March 31, 2005 as compared to $18,143 for the comparable three-month period in fiscal 2004. Included in this increase was:

         o  an increase of $16,614 in our net loss,

         o an increase of $11,436 in accounts receivable as we expand our customer base,

         o  an increase of $28,785 in inventory,

         o  an increase of 5,584 in accounts payable, and

         o  an increase of $6,250 in accrued payroll.

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

         Cash flows used in investing activities were $0 for fiscal 2005 and fiscal 2004. Cash flows provided by financing activities were $19,000 for the three months ended March 31, 2005 as compared to $0 for the three months ended March 31, 2004. Cash flows provided by financing activities for the three months ended March 31, 2005 represented the proceeds of $25,000 from the sale of securities offset by the refund of $6,000 to an investor under the terms of our rescission offer described elsewhere in this report.

         We had a working capital deficit of $216,540 at March 31, 2005 and cash on hand of $170,365. At March 31, 2005, we had a stockholders' deficit of $589,750. We do not presently have any commitments for capital expenditures. We do have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders' deficiency and cash used in operations. We do not generate sufficient sales to fund our operations.

         Our stockholders' deficit is mainly the result of accrued salaries for our senior officers which total $344,158 at March 31, 2005 and are reflected on our balance sheet at that date as a current liability. These officers have agreed to defer payment of these salaries until such time as we have positive cash flow. We continue, however, to accrue salaries to these individuals during fiscal 2005. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

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

         In May 2005 we raised an additional $125,000 of working capital through the sale of equity securities. It is our intent to continue to seek additional capital in the private and/or public equity markets during fiscal 2005 to provide sufficient capital to fund our ongoing operations and expansion of our sales. While we have a number of common stock purchase warrants outstanding, we do not have any commitments from any holders of these outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

         If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods. Further, we may not be able to obtain additional financing when needed or on terms favorable to us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we would be unable to pay our obligations as they become due and we could be required to cease operations.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2004 Consolidated Financial Statements including in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In May 2005 we sold 1,666,666 units of our securities to two investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. Each unit consisted of one share of our common stock and one three-year common stock purchase warrant exercisable at $0.15 per share. We received gross proceeds of $125,000 from these sales. We did not use a placement agent and no commissions were paid in connection with these sales. We intend to use the proceeds for general working capital. The purchasers were accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The purchasers had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                        Description

4.1          Form of $0.15 common stock purchase warrant
31.1         Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2         Rule 13a-14(a)/15d-14(a) certificate of principal financial officer
32.1         Section 1350 certification of Chief Executive Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        IHealth, Inc.

                                        By: /s/ Brian John
                                            --------------
                                        Brian John, Chief Executive Officer,
                                        principal executive officer and
                                        principal accounting officer

Dated:  May 20, 2005