Form 10QSB
period 2005-06-30
IHEALTH INC
filed 2005-08-15
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 73,019,999 shares of common stock as of August 11, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  IHEALTH, INC.

                 Form 10-QSB for the period ended June 30, 2005

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

         When used in this quarterly report, the terms "IHealth," the "Company," " we," "our," and "us" refers to IHealth, Inc. a Delaware corporation, and our subsidiary.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at June 30, 2005 (unaudited)...............1
         Consolidated Statements of Operations for the three and
           six months ended June 30, 2005 and 2004 (unaudited).................2
         Consolidated Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (unaudited).................3
         Notes to Consolidated Financial Statements (unaudited) ...............4

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................12

Part II  Other Information....................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  IHEALTH INC.
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................    $ 133,919
  Accounts receivable, net .......................................       24,474
  Inventory ......................................................       84,285
                                                                      ---------
    Total currents assets ........................................      242,678

Property and equipment, net ......................................       36,667

Deposits .........................................................        1,450
                                                                      ---------

  TOTAL ASSETS ...................................................    $ 280,795
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ..................................................    $  34,116
Accrued interest .................................................       17,564
Accrued payroll ..................................................      379,575
Notes payable - related parties ..................................       30,000
                                                                      ---------
  Total current liabilities ......................................      461,255

Note payable .....................................................      200,000

Common Stock Subject to Rescission Offer, $.0001  par value,
    17,520,000 shares issued and outstanding .....................      175,200
                                                                      ---------

COMMITMENTS AND CONTINGENCIES ....................................            -

STOCKHOLDERS' DEFICIT
Common stock $.0001 par value authorized 200,000,000 shares ......            -
54,499,999 shares issued and outstanding .........................        5,550
Additional paid-in capital .......................................      246,021
Accumulated deficit ..............................................     (807,231)
                                                                      ---------
  TOTAL STOCKHOLDERS' DEFICIT ....................................     (555,660)
                                                                      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................    $ 280,795
                                                                      =========

          See accompanying notes to consolidated financial statements.

                                            IHEALTH INC.
                                Consolidated Statement of Operations
                     For the Three and Six Month's Ended June 30, 2005 and 2004
                                             (Unaudited)

                                          For the Three Month's Ended    For the Six Month's Ended
                                                   June 30,                      June 30,
                                              2005           2004           2005           2004
                                          ------------   ------------   ------------   ------------
Sales ..................................  $     61,522   $     23,257   $     91,107   $     40,307
Cost of goods sold .....................        28,059         13,541         45,497         27,244
                                          ------------   ------------   ------------   ------------

  Gross Profit .........................        33,463          9,716         45,610         13,063

OPERATING EXPENSES:
  General and administrative expenses ..       118,010         56,701        218,395        108,048
  Depreciation .........................         1,821            158          1,977            314
                                          ------------   ------------   ------------   ------------

  TOTAL OPERATING EXPENSES .............       119,831         56,859        220,372        108,362
                                          ------------   ------------   ------------   ------------

  OTHER INTEREST INCOME / (EXPENSE), Net         4,541          3,110         12,263          6,138
  GAIN ON RECISSION INTEREST ...........             -              -        (28,318)             -
                                          ------------   ------------   ------------   ------------
                                                 4,541          3,110        (16,055)         6,138

  Net loss before income taxes .........       (90,909)       (50,253)      (158,707)      (101,437)
                                          ------------   ------------   ------------   ------------

  Income taxes .........................             -              -              -              -

                                          ------------   ------------   ------------   ------------
NET LOSS ...............................  $    (90,909)  $    (50,253)  $   (158,707)  $   (101,437)
                                          ------------   ------------   ------------   ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ..    54,740,741     53,500,000     54,172,222     53,500,000
                                          ============   ============   ============   ============

Basic and Fully net loss per share .....  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                          ============   ============   ============   ============

                    See accompanying notes to consolidated financial statements.

                                                  2

                                  IHEALTH INC.
                      Consolidated Statement of Cash Flows
                For the Six Month's Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                           For the Six Month's
                                                              Ended June 30,
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(158,707)  $(101,437)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation .......................................      1,977         314
    Allowance for uncollectable accounts ...............      8,886           -
  Changes in operating assets and liabities
    Increase in accounts receivable ....................    (29,628)     (9,079)
    (Increase) decrease in inventory ...................    (56,445)     (5,410)
    Increase in deposits ...............................        729           -
    Accounts payable and accrued expenses ..............    (19,365)     13,946
    Accrued payroll ....................................     66,667      56,250
                                                          ---------   ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ............   (185,886)    (45,416)
                                                          ---------   ---------

  INVESTING ACTIVITIES:
    Purchase of equipment ..............................    (37,947)          -
                                                          ---------   ---------
  CASH FLOWS USED IN INVESTING ACTIVITIES ..............    (37,947)          -
                                                          ---------   ---------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock .............    150,000           -
    Refund of stock subject to recession ...............     (6,000)          -
                                                          ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITES ..................    144,000           -
                                                          ---------   ---------

  NET INCREASE (DECREASE)  IN CASH AND CASH EQUVALENTS .    (79,833)    (45,416)

  CASH AND CASH EQUIVALENTS, Beginning .................    213,752      79,447
                                                          ---------   ---------

  CASH AND CASH EQUIVALENTS, Ending ....................  $ 133,919   $  34,031
                                                          =========   =========

  SUPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid ........................................  $       -   $       -
                                                          =========   =========
  Income taxes .........................................  $       -   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

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

(D) EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2005 and 2004, the effect of dilute securities was anti-dilutive and not included in diluted earnings per share.

(E) INCOME TAXES

For the six months ended June 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 2.  ACCOUNTS RECEIVABLE

    Accounts receivable at June 30, 2005 consisted of the following:

         Accounts receivable .............................     $ 37,473
         Less allowance for doubtful accounts ............       12,999
                                                               --------

         Accounts receivable, net ........................       24,474
                                                               ========

During the six months ended June 30, 2005 and 2004, the Company recorded an allowance for uncollectable accounts receivable of $8,886 and $0, respectively.

NOTE 3.  NOTES PAYABLE - RELATED PARTY

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

NOTE 4.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

NOTE 5.  EQUITY TRANSACTIONS

In March 2005, the Company sold 333,333 units to an accredited investor for gross proceeds of $25,000. Each unit consists of one share of common stock and one three year stock purchase warrants exercisable at $0.15 per share.

In May 2005, the Company sold a total of 1,666,667 units to two accredited investor's for gross proceeds of $125,000. Each unit consists of one share of common stock and one three year stock purchase warrants exercisable at $0.15 per share.

NOTE 6.  AUTHORIZED SHARES

In September 2003, the Company offered an initial rescission offer to its investors who had purchased common stock of the Company prior to February 13, 2003, since the Company had discovered that the authorized capitalization was insufficient to permit the Company to issue the Common stock. The Company amended the Certificate of Incorporation authorizing the Company to increase its authorized shares to 200,000,000. All such investors had waived their rights to the initial rescission of the original issuance of common stock as of June 30, 2005 (See Note 9).

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 7.  WARRANTS

During the year ended December 31, 2003, there were 120,800 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 120,800 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share. In March 2005, the Company issued an additional 333,333 warrants to an investor with an exercise price of $. 15 per share, the warrants expire three years from the date of issuance. In May, 2005, the Company issued an additional 1,666,667 warrants to an investor with an exercise price of $. 15 per share, the warrants expire three years from the date of issuance

NOTE 8.  COMMON STOCK SUBJECT TO RESCISSION OFFER

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

In March 2005, the Company refunded one investor their investment of $6,000 plus accrued interest of $1,153 in the return of 600,000 shares of common stock.

NOTE 9.  RELATED PARTY TRANSACTIONS

See Notes 3 and 4

NOTE 10. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $158,692 a working capital deficiency of $218,577, a stockholders' deficiency of $555,660 and used cash in operations of $185,885. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 11. SUBSEQUENT EVENTS

In July 2005 the Company commenced an additional 30-day rescission offer to investors who purchased securities from the Company between 2002 and April 2003 as described later in this report under Part II- Other Information, Item 5. Other Events. If all eligible investors elected to accept the rescission offer, the Company would be required to refund investments totaling $181,200, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 7% per annum. As of the date of this report no stockholder has indicated his or her intent to accept the rescission offer.

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

         We market our products to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Maine, Maryland, New Jersey and California. At present, our products are sold at in excess of 200 locations. We sell primarily to beach front stores and hotels with high volume tourist traffic. Our sales for the six months ended June 30, 2005 increased approximately 126%, or $50,800, from the comparable six month period in fiscal 2004. We believe we have begun to establish our brand name and during fiscal 2005 we began seeking to transition our sales efforts to include some of the larger retailers and retail chains. During fiscal 2005 we have also added to the number of our full time sales personnel and expanded our marketing efforts. As a result of these efforts, our sales products are now carried in approximately 25 Walgreen's stores and we reasonably believe we will be able to add additional, larger retail outlets during the balance of fiscal 2005 and in fiscal 2006. In August 2005 we made our first appearance as a vendor at one of our industry's most important trade shows, the EPPS Sun Care Event in Fort Lauderdale, Florida. This trade show provided us an opportunity to introduce our products to larger retailers and retail chains from across the U.S. and internationally.

         Our gross profit margin for the six months ended June 30, 2005 increased by 17.7% from the comparable six month period in fiscal 2004. As we continue to increase our sales, our corresponding need to purchase larger quantities of product will in turn make us eligible for volume discounts for the purchase bottles, caps, lotions, and labels which we believe will in turn further increase our gross profit margins. Our general and administrative expenses have increased approximately 102%, or $110,347, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 which is primarily the result of compensation costs associated with increased sales personnel and our expanded marketing efforts during fiscal 2005. We anticipate that our general and administrative expenses will continue to increase in future periods as we further expand our marketing and sales efforts. As described elsewhere herein, in an effort to conserve our available cash resources, our senior management is deferring all compensation.

         In the future, we may seek to expand our business through acquisitions of other companies which operate in our industry; however, we are not presently a party to any agreement with any third party for any acquisitions and given our limited resources we may have difficulty closing the acquisition of any target companies we may identify in the future.

RESULTS OF OPERATIONS

         We reported sales of $61,522 for the three months ended June 30, 2005 as compared to sales of $23,257 for the three months ended June 30, 2004, which represented an increase of $38,265 or approximately 164%. We reported sales of $91,107 for the six months ended June 30, 2005 as compared to sales of $40,307 for the comparable period in fiscal 2004, representing an increase of $50,800 or approximately 126%. The increase in our sales during the fiscal 2005 reflects the introduction of our full product line, our increased marketing efforts and the increase in retail locations selling our products. In May 2005 we introduced our new line of after-sun care products including tan extender and skin replenished and introduced new packaging for our tanning oils. While we anticipate that our sales will continue to increase during the year ending December 31, 2005, as a result of our limited operating history and the competitive industry in which we operate, we cannot assure you we will be successful in continuing the revenue growth of our company in future periods.

         Cost of goods sold as a percentage of revenues was approximately 45.6% for the three months ended June 30, 2005 as compared to approximately 58.2% for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenues was approximately 49.9% for the six months ended June 30, 2005 as compared to approximately 67.6% for the six months ended June 30, 2004. Our gross profit for the three months and six months ended June 30, 2005 was approximately 54.4% and approximately 50.1%, respectively, of our sales, as compared to approximately 41.8% and approximately 32.4%, respectively, of our sales for the three months and six months ended June 30, 2004. These decreases in cost of goods sold as a percentage of revenues and increases in margins are both the result of volume discounts from our manufacturer as a result of our ordering in greater quantities during the fiscal 2005 as compared to fiscal 2004. Our cost on our products may continue to decrease slightly, thereby marginally increasing our gross profit margins, if we are able to continue to increase our sales in future periods.

         Our total operating expenses for the six months ended June 30, 2005 were $220,372, an increase of $112,010, or approximately 103%, as compared to the six months ended June 30, 2004. The primary component of the increase in total operating expenses is an increase of $110,347, or approximately 102%, in general and administrative expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 which includes:

         o an increase of approximately $14,500 in selling, marketing, advertising and promotional expenses,

         o an increase of approximately $58,700 in salaries, compensation and related expenses, which include an increase of $10,417 in the non-cash accrual of salaries for our executive officers. We presently have three full time sales persons which we believe are sufficient for our current and immediate needs,

         o an increase of approximately $10,750 on set up charges related to product packaging,

         o a one time gain of $28,318.38 on interest accrued in prior periods related to the March 2005 rescission offer,

         o  an increase of $8,886 in bad debt expense, and

         o an increase of approximately $9,320 in general office related expenses.

         All of the foregoing increases are directly related to increases in our marketing efforts, including expansion of our sales force, in an effort to increase our sales.

         Included in operating expenses in each of ^the six months ended June 30, 2005 and 2004 are accruals of $31,250 and $25,000, respectively, for salaries due to our executive officers, Messrs. Brian John and Rich Miller. At June 30, 2005 we have total accrued salaries due Messrs. John and Miller, as well as Mr. Benedetto, an officer and director of our company, of $379,575. Under the terms of these agreements, our executive officers initially agreed to defer payment of their salaries until March 2005, or such earlier date as we have positive cash flow from operations. Subsequent thereto, our executive officers have orally agreed to extend the due date of these salaries or convert the accrued but unpaid salaries into shares of our common stock based upon the then fair market value of our common stock.

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

         Other interest expense, net, was $12,263 for ^the six months ended June 30, 2005 as compared to $6,138 for the six months ended June 30, 2004. Other interest expense, net, for fiscal 2005 represented interest accrued on the $200,000 debenture issued in August 2004. Other interest expense, net, for the fiscal 2004 represented interest we were accruing in connection with the rescission offer described in Note 8 of the Notes to our Consolidated Financial Statements appearing earlier in this report.

         Gain on rescission interest was $28,318 for the six months ended June 30, 2005 which represents interest we had accrued during fiscal 2004 and the first part of fiscal 2005 in connection with the rescission offer to our stockholders which was completed on March 25, 2005. We did not have a similar expense in fiscal 2004.

         We reported a net loss of $158,707 for the six months ended June 30, 2005 as compared to a net loss of $101,437 for the six months ended June 30, 2004, an increase of $52,270 or approximately 56.5%. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities increased to $185,886 for the six months ended June 30, 2005 as compared to $45,416 for the comparable six-month period in fiscal 2004. Included in this increase was:

         o  an increase of $52,270 in our net loss,

         o an increase of $20,549 in accounts receivable as we expand our customer base,

         o  an increase of $51,035 in inventory,

         o  an increase of $33,311 in accounts payable and accrued expenses,

         o  an increase of $1,663 in depreciation expense,

         o  an increase of $8,886 for uncollectible accounts, and

         o  an increase of $10,417 in accrued payroll.

         At the time we place a product order with our supplier, we pay a deposit which equals approximately 50% of the cost of the order; the remaining balance is paid at the time the order is received by us. We extend credit to most of our customers, with payment terms of net 30 or net 60. ^

         Cash flows used in investing activities were $37,947 for fiscal the six months ended June 30, 2005, representing the purchase of two PT Cruisers which are used by sales personnel for marketing, promotional and delivery activities, as compared to $0 for the six months ended June 30, 2004. Cash flows provided by financing activities were $144,000 for the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2004. Cash flows provided by financing activities for fiscal 2005 represented the proceeds of $150,000 from the sale of securities offset by the refund of $6,000 to an investor under the terms of our rescission offer described elsewhere in this report.

         We had a working capital deficit of $218,577 at June 30, 2005 and cash on hand of $133,919. At June 30, 2005, we had a stockholders' deficit of $555,660. We do not presently have any commitments for capital expenditures. We do have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders' deficiency and cash used in operations. We do not generate sufficient sales to fund our operations.

         Our stockholders' deficit is mainly the result of accrued salaries for our senior officers which total $379,575 at June 30, 2005 and are reflected on our balance sheet at that date as a current liability. These officers have agreed to defer payment of these salaries until such time as we have positive cash flow. We continue, however, to accrue salaries to these individuals during fiscal 2005. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

         If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require additional working capital for increasing our inventory of existing and new products, for salaries and wages, and for increased marketing and advertising. During fiscal 2005 we have raised $150,000 of working capital through the sale of equity securities. It is our intent to continue to seek additional capital in the private and/or public equity markets during fiscal 2005 to provide sufficient capital to fund our ongoing operations and expansion of our sales.

While we have a number of common stock purchase warrants outstanding, we do not have any commitments from any holders of these outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, while we reasonably believe we will be able to continue to raise working capital as needed based upon our historical successes and the growth of our company, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

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

         Finally, as described elsewhere herein in July 2005 we commenced a rescission offer. If all the eligible stockholders were to accept the rescission offer, we would be obligated to refund investments totaling $181,200, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 7% per annum. The rescission offer expires on August 20, 2005 and as of the date of this report we have not been notified by any stockholder of his or her intent to accept the rescission offer and we reasonably believe no stockholder will so accept prior to the expiration of the rescission period.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In May 2005 we sold 1,666,666 units of our securities to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. Each unit consisted of one share of our common stock and one three year common stock purchase warrant exercisable at $0.15 per share entitling the holder to purchase one share of our common stock. The units were sold at a purchase price of $0.075 per unit, resulting in gross proceeds to us of $125,000. We did not use a placement agent and paid no commissions or finders fees in these sales. We will use the proceeds from these sales for general working capital. The purchasers were accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The purchasers had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         Between 2002 and April 2003, we issued an aggregate of 19,120,000 shares of our common stock and warrants to purchase an aggregate of 41,200,000 common shares in a unit offering of securities to 40 accredited investors. We raised a total of $191,200 in this offering. On February 14, 2005, our registration statement covering the resale of these shares as well as other shares became effective with the Securities and Exchange Commission. In 2005, a broker-dealer and prospective market maker for the common shares of IHealth, Inc., filed an application with the OTC Bulletin Board in order to enable our common shares to be included for trading on the OTCBB. During the course of the OTCBB application process, we became aware that a so-called "safe harbor" for conducting the private offering of the units of our securities was not available for a number of the purchasers of the units, and therefore, the exemption for the private placement of such units may not have been available at the time we conducted the offering.

         Rule 3a4-1 of the Securities Exchange Act of 1934 provides a "safe harbor" for "associated persons" of an issuer to sell the issuer's securities without the necessity of being registered as a broker. Two of our employees at the time, Mr. Damien Delgado and Mr. Casey Burt, along with management, solicited prospective investors for the offering, but did not receive transaction-based compensation for sales of IHealth common stock. However, in order to qualify for the "safe harbor," the conditions of that rule require that the associated persons have not been associated with a broker-dealer within the preceding 12 months prior to selling units of IHealth's securities or engaged in selling securities during the prior 12-month period. Subsequently, IHealth learned that Messrs. Burt and Delgado had been associated with a broker-dealer or had been engaged in selling securities within the prior 12-month period, which would deprive the Company of the "safe harbor" under Rule 3a4-1, and therefore, the offering exemption, which was relied upon by IHealth, might not be available. We also learned subsequently that Mr. Delgado was subject to a statutory disqualification which would also prevent us from relying on the "safe harbor." As indicated, neither of these individuals received any transaction-based compensation, and the Company believed that they were full time employees of the Company. The Company was not aware that Rule 3a4-1 could not be relied upon based on the activities of these former employees.

         As a result of the foregoing, on July 20, 2005 we commenced a rescission offer which expires at 5 p.m. on August 20, 2005. If all eligible investors elected to accept the rescission offer, we would be required to refund investments totaling $181,200, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 7% per annum. If all eligible stockholders accept the rescission offer, upon refund to each of them of their initial investment plus interest, they will each return to us the units purchased which will in turn be cancelled by us. This will have the effect of reducing our issued and outstanding shares of common stock by 18,120,000 shares and canceling warrants to purchase an aggregate of 41,200,000 shares of our common stock. If only a portion of the eligible stockholders accept the rescission offer, the amount of funds we refund to those rescinding stockholders and the number of shares of our common stock which will be returned and the number of warrants which will be cancelled will be proportionately reduced. Within 30 days of the expiration of the rescission offer, we will pay the rescission amount to unit holders who have made a request for rescission. Until paid in full by us, rescinding unit holders will be considered to be creditors, will retain the right to their securities and will maintain all rights as security holders of IHealth until such time as they are paid in full.

         As of the date of this report, no stockholders have notified us of their intent to exercise their rescission rights as described above. Based upon our informal discussions with our stockholders we do not believe that any stockholder will exercise his or her rescission rights. If, however, any stockholder should exercise his or her rescission rights prior to the expiration of the rescission period on August 20, 2005, we will file a Form 8-K with the SEC disclosing such information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                       Description

31.1       Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2       Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1 Section 1350 certification of Chief Executive Officer and principal accounting officer




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IHealth, Inc.

                                        By: /s/ Brian John
                                            --------------
                                        Brian John, Chief Executive Officer,
                                        principal executive officer and
                                        principal accounting officer

Dated:  August 15, 2005