Form 10QSB
period 2005-09-30
IHEALTH INC
filed 2005-11-14
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 72,870,000 shares of common stock as of November 10, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  IHEALTH, INC.

               Form 10-QSB for the period ended September 30, 2005

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2005 (unaudited)..........1

         Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited).........................2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2005 and 2004 (unaudited)...............................3

         Notes to Consolidated Financial Statements (unaudited)................4

Item 2.  Management's Discussion and Analysis or Plan of Operation.............8

Item 3.  Controls and Procedures..............................................14

Part II  Other Information....................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  IHEALTH INC.
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................    $  66,064
  Accounts receivable, net .......................................        7,414
  Inventory ......................................................       72,491
                                                                      ---------
    Total currents assets ........................................      145,969

Property and equipment, net ......................................       34,694

Deposits .........................................................        1,450
                                                                      ---------

    TOTAL ASSETS .................................................    $ 182,113
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ..................................................    $  26,651
Accrued interest .................................................       22,908
Accrued payroll ..................................................      435,827
Note payable .....................................................      200,000
Notes payable - related parties ..................................       30,000
                                                                      ---------
  Total current liabilities ......................................      715,386

Common Stock Subject to Rescission Offer, $.0001 par value,
  17,370,000 shares issued and outstanding .......................      173,700
                                                                      ---------

COMMITMENTS AND CONTINGENCIES ....................................            -

STOCKHOLDERS' DEFICIT
Common stock $.0001 par value authorized 200,000,000 shares ......            -
  55,500,000 shares issued and outstanding .......................        5,550
Additional paid-in capital .......................................      246,021
Accumulated deficit ..............................................     (958,544)
                                                                      ---------
  TOTAL STOCKHOLDERS' DEFICIT ....................................     (706,973)
                                                                      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................    $ 182,113
                                                                      =========

          See accompanying notes to consolidated financial statements.

                                             IHEALTH INC.
                                 Consolidated Statement of Operations
                   For the Three and Nine Month's Ended September 30, 2005 and 2004
                                              (Unaudited)

                                               For the Three Month's         For the Nine Month's
                                                Ended September 30,           Ended September 30,
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Sales ....................................  $     17,327   $     22,738   $    108,434   $     63,045
Cost of goods sold .......................        17,151         18,502         62,648         45,746
                                            ------------   ------------   ------------   ------------

  Gross Profit ...........................           176          4,236         45,786         17,299

OPERATING EXPENSES:
  General and administrative expenses ....       144,996         55,168        363,376        163,216
  Depreciation ...........................         1,508            157          3,485            471
                                            ------------   ------------   ------------   ------------

  TOTAL OPERATING EXPENSES ...............       146,504         55,325        366,861        163,687
                                            ------------   ------------   ------------   ------------

  OTHER INTEREST INCOME / (EXPENSE), Net .         5,468          5,008         17,264         11,146
  GAIN ON RECISSION INTEREST .............             -              -        (28,318)             -
                                            ------------   ------------   ------------   ------------
                                                   5,468          5,008        (11,054)        11,146

  Net loss before income taxes ...........      (151,796)       (56,097)      (310,021)      (157,534)
                                            ------------   ------------   ------------   ------------

  Income taxes ...........................             -              -              -              -

                                            ------------   ------------   ------------   ------------
NET LOSS .................................  $   (151,796)  $    (56,097)  $   (310,021)  $   (157,534)
                                            ------------   ------------   ------------   ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ....    55,500,000     53,500,000     54,614,099     53,500,000
                                            ============   ============   ============   ============

Basic and Fully diluted net loss per share  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                            ============   ============   ============   ============

                     See accompanying notes to consolidated financial statements.

                                                   2

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Month's Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                           For the Nine Month's
                                                            Ended September 30,
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(310,021)  $(157,534)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation .......................................      3,485         471
    Allowance for uncollectable accounts ...............     12,998           -
  Changes in operating assets and liabities
    Increase in accounts receivable ....................    (16,680)    (21,150)
    (Increase) decrease in inventory ...................    (44,649)    (10,671)
    Increase in deposits ...............................        729           -
    Accounts payable and accrued expenses ..............    (21,487)     18,568
    Accrued payroll ....................................    122,919      87,500
                                                          ---------   ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ............   (252,706)    (82,816)
                                                          ---------   ---------

  INVESTING ACTIVITIES:
    Purchase of equipment ..............................    (37,482)          -
                                                          ---------   ---------
  CASH FLOWS USED IN INVESTING ACTIVITIES ..............    (37,482)          -
                                                          ---------   ---------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long term debt ...........          -     200,000
    Proceeds from issuance of common stock .............    150,000           -
    Refund of stock subject to recession ...............     (7,500)          -
                                                          ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITES ..................    142,500     200,000
                                                          ---------   ---------

  NET INCREASE (DECREASE)  IN CASH AND CASH EQUVALENTS .   (147,688)    117,184

  CASH AND CASH EQUIVALENTS, Beginning .................    213,752      79,447
                                                          ---------   ---------

  CASH AND CASH EQUIVALENTS, Ending ....................  $  66,064   $ 196,631
                                                          =========   =========

  SUPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid ........................................  $       -   $       -
                                                          =========   =========
  Income taxes .........................................  $       -   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

(D)      EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2005 and 2004, the effect of dilute securities was anti-dilutive and not included in diluted earnings per share.

(E)      INCOME TAXES

For the nine months ended September 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

(F)      NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The Company is currently evaluating the impact of this statement on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43,Chapter 4"("SFAS No. 151") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company's financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2   ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2005 consisted of the following:

         Accounts receivable .............................      $20,143
         Less allowance for doubtful accounts ............       12,999
                                                                -------

         Accounts receivable, net ........................        7,414
                                                                =======

During the nine months ended September 30, 2005 and 2004, the Company recorded an allowance for uncollectable accounts receivable of $8,886 and $0, respectively.

NOTE 3   NOTES PAYABLE - RELATED PARTY

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

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 4   CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

NOTE 5   EQUITY TRANSACTIONS

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

NOTE 6   AUTHORIZED SHARES

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

NOTE 7   WARRANTS

During the year ended December 31, 2003, there were 120,800 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 120,800 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share. In March 2005, the Company issued an additional 333,333 warrants to an investor with an exercise price of $. 15 per share, the warrants expire three years from the date of issuance. In May, 2005, the Company issued an additional 1,666,667 warrants to an investor with an exercise price of $. 15 per share, the warrants expire three years from the date of issuance

                          IHEALTH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 8   COMMON STOCK SUBJECT TO RESCISSION OFFER

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

In September 2005, the Company refunded one investor their investment of $1,500 plus accrued interest of $325 in the return of 150,000 shares of common stock.

NOTE 9   RELATED PARTY TRANSACTIONS

See Note 4

NOTE 10  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $310,021 a working capital deficiency of $569,419, a stockholders' deficiency of $706,975 and used cash in operations of $252,706. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         We market our products to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Maine, Maryland, New Jersey and California. At present, our products are sold ^in excess of 200 locations. We sell primarily to beach front stores and hotels with high volume tourist traffic. Our sales for the nine months ended September 30, 2005 increased approximately 72%, or $45,389, from the comparable nine month period in fiscal 2004. We believe we have begun to establish our brand name and during fiscal 2005 we began seeking to transition our sales efforts to include some of the larger retailers and retail chains. During fiscal 2005 we have also added to the number of our full time sales personnel and expanded our marketing efforts. As a result of these efforts, our sales products are now carried in approximately 25 Walgreen's stores and we reasonably believe we will be able to add additional, larger retail outlets during the balance of fiscal 2005 and in fiscal 2006. In August 2005 we made our first appearance as a vendor at one of our industry's most important trade shows, the EPPS Sun Care Event in Fort Lauderdale, Florida. This trade show provided us an opportunity to introduce our products to larger retailers and retail chains from across the U.S. and internationally.

         Our gross profit margin as a percentage of sales for the nine months ended September 30, 2005 increased by 14.8% from the comparable nine month period in fiscal 2004. As we continue to increase our sales, our corresponding need to purchase larger quantities of product will in turn make us eligible for volume discounts for the purchase bottles, caps, lotions, and labels which we believe will in turn further increase our gross profit margins. Our general and administrative expenses have increased approximately 123%, or $200,160, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 which is primarily the result of compensation costs associated with increased sales personnel and our expanded marketing efforts during fiscal 2005. We anticipate that our general and administrative expenses will continue to increase in future periods as we further expand our marketing and sales efforts. As described elsewhere herein, in an effort to conserve our available cash resources, our senior management is deferring all compensation.

         In the future, we may seek to expand our business through acquisitions of other companies which operate in our industry; however, we are not presently a party to any agreement with any third party for any acquisitions and given our limited resources we may have difficulty closing the acquisition of any target companies we may identify in the future.

RESULTS OF OPERATIONS

         We reported sales of $108,434 for the nine months ended September 30, 2005 as compared to sales of $63,045 for the comparable period in fiscal 2004, representing an increase of $45,389 or approximately 72%. The increase in our sales during the fiscal 2005 reflects the introduction of our full product line, our increased marketing efforts and the increase in retail locations selling our products. In May 2005 we introduced our new line of after-sun care products including tan extender and skin replenisher and introduced new packaging for our tanning oils. Our sales, however, for the three months ended September 30, 2005 decreased 24% from the comparable three month period in fiscal 2004 as a result of weather-related issues described below. We cannot assure you we will be successful in continuing the revenue growth of our company in future periods.

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida. Because we are located in Florida, which is a hurricane-prone area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane.

         During the third and fourth quarter of fiscal 2005 the Florida Keys were under voluntary or mandatory hurricane evacuation on four occasions and certain of our customer locations in the Florida Keys were damaged or destroyed by one or more of the hurricanes which passed over or made land-fall in the Florida Keys. Certain of our customers in other parts of Florida were also adversely impacted by storm related damage. The number of hurricanes which threatened or struck Florida during these quarters had an adverse impact on tourism as well. Finally, as a result of the infrastructure damage related to Hurricane Wilma in October 2005, while we did not sustain any damage to our principal offices, we were without power for nine days. We are not able at this time to accurately estimate the impact on our business during the fourth quarter of fiscal 2005 and beyond as a result of the storm related damage and lost tourism sales, or to accurately predict when the infrastructure of South Florida will be returned to pre-storm levels.

         In addition to hurricane related impact, during the fourth quarter we estimate that sales of our products as Walgreen's locations will be adversely impacted. Sales to Walgreen's represented approximately 11.4% of our sales for the nine months ended September 30, 2005. We have been advised that it is Walgreen's policy to significantly reduce shelf space allocated to sun tan products and allocate that space to seasonal products related to Thanksgiving, Christmas and Hanukkah. We believe we will have shelf space available for our products at a majority of these Walgreen's locations after the holiday season.

         Cost of goods sold as a percentage of revenues was approximately 57.8% for the nine months ended September 30, 2005 as compared to approximately 72.6% for the nine months ended September 30, 2004. Our gross profit for the nine months ended September 30, 2005 was approximately 42.2% of our sales as compared to approximately 27.4% of our sales for the nine months ended September 30, 2004. These decreases in cost of goods sold as a percentage of revenues and increases in margins are both the result of volume discounts from our manufacturer as a result of our ordering in greater quantities during the fiscal 2005 as compared to fiscal 2004. Our cost on our products may continue to decrease slightly, thereby marginally increasing our gross profit margins, if we are able to continue to increase our sales in future periods.

         Our total operating expenses for the nine months ended September 30, 2005 were $366,861, an increase of $200,160, or approximately 124%, as compared to the nine months ended September 30, 2004. The primary component of the increase in total operating expenses is an increase of $200,160, or approximately 123%, in general and administrative expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 which includes:

         o an increase of approximately $52,000 in selling, marketing, advertising and promotional expenses,

         o an increase of approximately $107,000 in salaries, compensation and related expenses, which include an increase of $35,419 in the non-cash accrual of salaries for our executive officers. We presently have three full time sales persons which we believe are sufficient for our current and immediate needs,

         o a decrease of approximately $22,200 which includes a one time gain of $28,318.38 on interest accrued in prior periods related to the March 2005 rescission offer,

         o  an increase of $8,886 in bad debt expense, and

         o an increase of approximately $35,000 in general office related expenses.

         All of the foregoing increases are directly related to increases in our marketing efforts, including expansion of our sales force, in an effort to increase our sales.

         Included in operating expenses in each of the nine months ended September 30, 2005 and 2004 are accruals of $31,250 and $25,000, respectively, for salaries due to our executive officers, Messrs. Brian John and Rich Miller. At September 30, 2005 we have total accrued salaries due Messrs. John and Miller, as well as Mr. Benedetto, an officer and director of our company, of $435,827. Under the terms of these agreements, our executive officers initially agreed to defer payment of their salaries until March 2005, or such earlier date as we have positive cash flow from operations. Subsequent thereto, our executive officers have orally agreed to extend the due date of these salaries or convert the accrued but unpaid salaries into shares of our common stock based upon the then fair market value of our common stock.

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

         Other interest expense, net, was $17,264 for the nine months ended September 30, 2005 as compared to $11,146 for the nine months ended September 30, 2004. Other interest expense, net, for fiscal 2005 represented interest accrued on the $200,000 debenture issued in August 2004. Other interest expense, net, for the fiscal 2004 represented interest we were accruing in connection with the rescission offer described in Note 8 of the Notes to our Consolidated Financial Statements appearing earlier in this report.

         Gain on rescission interest was $28,318 for the nine months ended September 30, 2005 which represents interest we had accrued during fiscal 2004 and the first part of fiscal 2005 in connection with the rescission offer to our stockholders which was completed on March 25, 2005. We did not have a similar expense in fiscal 2004.

         We reported a net loss of $310,021 for the nine months ended September 30, 2005 as compared to a net loss of $157,534 for the nine months ended September 30, 2004, an increase of $152,487 or approximately 97%. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities increased to $252,706 for the nine months ended September 30, 2005 as compared to $82,816 for the comparable nine-month period in fiscal 2004. Included in this increase was:

         o  an increase of $152,487 in our net loss,

         o  a decrease of $4,470 in accounts receivable,

         o  an increase of $33,978 in inventory,

         o  an increase of $40,005 in accounts payable and accrued expenses,

         o  an increase of $3,014 in depreciation expense, and

         o  an increase of $35,419 in accrued payroll.

         At the time we place a product order with our supplier, we pay a deposit which equals approximately 50% of the cost of the order; the remaining balance is paid at the time the order is received by us. We extend credit to most of our customers, with payment terms of net 30 or net 60.

         Cash flows used in investing activities were $37,482 for fiscal the nine months ended September 30, 2005, representing the purchase of two PT Cruisers which are used by sales personnel for marketing, promotional and delivery activities, as compared to $0 for the nine months ended September 30, 2004. Cash flows provided by financing activities were $142,500 for the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2004. Cash flows provided by financing activities for fiscal 2005 represented the proceeds of $150,000 from the sale of securities offset by the refund of $7,500 to two investors under the terms of our rescission offer described elsewhere in this report.

         We had a working capital deficit of $569,417 at September 30, 2005 and cash on hand of $66,064. At September 30, 2005, we had a stockholders' deficit of $706,973. We do not presently have any commitments for capital expenditures. We do have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders' deficiency and cash used in operations. We do not generate sufficient sales to fund our operations.

         Our working capital deficiency is mainly the result of accrued salaries for our senior officers which total $435,827 at September 30, 2005 and are reflected on our balance sheet at that date as a current liability. These officers have agreed to defer payment of these salaries until such time as we have positive cash flow. We continue, however, to accrue salaries to these individuals during fiscal 2005. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

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

None.

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

         As a result of the foregoing, on July 20, 2005 we commenced a rescission offer which expired at 5 p.m. on August 20, 2005. If all eligible investors had elected to accept the rescission offer, we would have be required to refund investments totaling $181,200, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 7% per annum. One eligible investor accepted the rescission offer and in September 2005 we refunded that investor his initial $1,500 investment and paid him interest of $325. The rescinding stockholder returned to us 150,000 shares of our common stock which were cancelled and returned to the status of authorized but unissued common stock.

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

Dated:  November 11,  2005