Form 10KSB
period 2005-12-31
TEEKA TAN PRODUCTS, INC.
filed 2006-03-07
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-109548

                            TEEKA TAN PRODUCTS, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                   Delaware                               13-4204191
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

             5499 N. Federal Highway, Suite D
                   Boca Raton, Florida                        33487
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                     Issuer's telephone number 561-989-3600
                                               ------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class      Name of each exchange on which registered

              None                            not applicable
      ---------------------     -----------------------------------------
      (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                ----------------
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $130,815 for the 12 months ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $1,579,450 on February 28, 2006.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of February 28, 2006 74,089,999 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). None.

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

         When used in this annual report, the terms "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation formerly known as IHealth, Inc., and our subsidiary Teeka Tan, Inc., a Florida corporation. The information which appears on our web site at www.teekatan.com is not part of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products which are sold to drug stores, supermarkets, surf shops, gift shops, distributors and other retail outlets in the United States and internationally.

THE SUN CARE INDUSTRY

         Both the United States and Western Europe have the most mature markets in global sun care products, valued at $4.3 billion in 2003. According to Euromonitor, in the $1.09 billion U.S. sun care product market in 2004, sun protection was the largest category, holding more than three-fourths of the market (75.4% dollar share), with sales reaching $823.3 million, followed by self-tanning ($244.0 million, 22.35%) and after sun ($24.3 million, 2.23%). In Western Europe, however, the after sun segment appeared to be more important than in the United States, representing as $268.7 million sales or approximately 12.92% of the Western Europe sun care market. This segment is behind the sun protection sector ($1,616.6 million, 77.74% dollar share), but ahead of the self-tanning ($194.1 million, 9.33% dollar share).

         While somewhat seasonal with approximately 80% of sun care product sales occuring between mid April through just after Labor Day, some sun care product sales occur year-round. Snowbirds and spring-breakers are buying sun care in the off-season months at an increasing rate and drug stores are the primary trade class reaping the rewards of this trend.

         Sun protection products are expected to experience continuous steady growth as consumers seek to protect themselves from the harmful effects of excessive exposure to the sun. Consumers' desire to prevent the signs of aging, along with the baby boomers' interest in overall body care, will lead to an increase in sales. Sales will also benefit from manufacturers' efforts to educate more consumers about the need to wear sunscreen. However, sun protection is likely to experience consumer confusion as manufacturers adjust to new FDA regulations regarding sunscreens. The FDA's Sunscreen Monograph finalized in 1999 proposes a limit to claims of SPF30+ for SPF values above 30. Additionally, unsupported terms such as "sunblock," "waterproof" and "all-day protection" will no longer be able to be used on labels or in claims. We no longer use any of these terms in our marketing materials.

OUR TEEKA TAN(R) PRODUCT LINE

         Our Teeka Tan(R) product line consists of:

         o  Suntan and Sunscreen products:

            o Our tanning oils include Dark Tanning Oil SPF 6 and Dark Tanning Oil with Carrot Oil (no sunscreen). The products contain aloe vera, , Vitamins E, A and D and carrot oil and are designed to produce deep, dark and long-lasting tans. The products are package in 8 oz. sizes with a suggested retail price of $7.99,

            o Our tanning lotions including our Dark Tanning Lotion SPF 4, Dark Tanning Lotion SPF 8 and Moisturizing Sunscreen Lotion SPF 15. These products contain aloe and Vitamin E and are designed to offer long lasting, water resistant, broad spectrum UVA and UVB protection. The lotions are packaged in 4 oz. sizes with a suggested retail price of $6.99,

            o Our sun blocks including our Sport 30 Sunscreen Lotion SPF 30 and Moisturizing Sunscreen Lotion SPF 45. These gentle lotions are formulated with advanced sunscreen ingredients and provide long lasting, water resistant, broad spectrum UVA and UVB protection. The sun blocks are packaged in 4 oz. sizes with a suggested retail price of $7.99, and

            o Our Kids Sunscreen Lotion SPF 45. This hypoallergenic product for children offers long lasting, water resistant, broad spectrum UVA and UVB protection. The 4 oz. package has a suggested retail price of $7.99.

         o  After sun products:

            o Our Aloe Vera Cooling Gel soothes, cools and moisturizes skin which has been exposed to the sun while helping to prevent peeling. The gel is packaged in a 6 oz. size with a suggested retail price of $6.99,

            o Our After Sun Tan Extender Moisturizing Lotion is formulated with cocoa butter, aloe, Vitamin E and other natural skin conditioners to soothe, moisturize and replenish the skin. The light, non-greasy lotion helps nourish and soften the skin to prevent peeling and contains antioxidants which help repair and moisturize sun damaged skin. The product is packaged in an upscale, cosmetic-type container and the 8 oz. size has a suggested retail price of $8.99., and

            o Our After Sun Skin Replenisher contains carrot oil, cocoa butter, collagen and silk amino acids and is designed to be used regularly as a daily moisturizer. The product is packaged in an upscale, cosmetic type container and the 8 oz. size has a suggested retail price of $8.99.

         o Lip Balm SPF 30. This product which provides UVA and UVB protection moisturizes and helps protect lips and other delicate areas from over exposure to the sun. The product contains vitamins A, B, C and E, is hypoallergenic and water resistant. The 1 oz. tube has a suggested retail price of $2.99.

         All of our products, which have a unique fragrance and are PABA-free and contain no mineral oil, are packaged in brightly colored, attractive functional packaging designed to create an exciting brand image.

SAFE SEA

         In January 2006 we entered into an agreement to distribute Safe Sea, the worlds only patented lotion that helps prevent against the stinging of most Jellyfish, Man-o-war, Sea Lice, Sea Nettle and Fire Corals. Under the terms of the agreement we have the non-exclusive right to distribute Safe Sea in South Florida and select national chain accounts for a period of three years.

         Safe Sea is the only product on the market that protects against and completely inhibits jellyfish and sea lice "stings" through a unique five-step process. With four patents for the jellyfish sting inhibitor, Safe Sea has been sold worldwide in the United States, Australia, England, Spain, France, Sweden, Philippines, Taiwan, Japan since 2001. The U.S. Navy - USSCOM - Special Command sponsored successful clinical trials, along with the Bert Fish Medical Center in Smyrna Beach, Florida under direction of Dr. Paul S. Acerbic, leading expert in ocean-based health problems.

         We believe the distribution agreement gives us an opportunity to cross-market our Teeka Tan(R) product line and Safe Sea through new and existing distribution channels. We began distributing this product in fiscal 2006.

MARKETING AND DISTRIBUTION

         Mass marketed personal care products such as suncare products generally rely on image building and massive marketing campaigns to sell products. These products contain simple chemical ingredients and are then marketed in elaborate packaging which usually costs more than the ingredients of the product. As the products of most of our competitors contains similar ingredients as our products, our marketing strategies are directed at the smaller, specialty retailers. We believe that research shows consumer brand loyalty is over 50% for major suncare brands, but when consumers travel that number is reduced to approximately 25%. A key focus of our marketing strategy is our belief that vacationers and other potential customers may be drawn to our products as alternatives to other better known brands as a way to add a unique, "local" aspect to their vacation.

         Our customers are primarily beach front stores and hotels with high volume tourist traffic. At present, our products are sold in excess of 200 locations, including approximately 28 Walgreen's locations in Florida, which includes 14 locations which we sell on a seasonal basis. Approximately 75% of our sales in fiscal 2005 occurred in Florida. We currently distribute our products to five of the six major tourist areas in Florida, including the Florida Keys, South Florida, Central Florida, West Coast and the Daytona region. In 2006 we expanded distribution into the Panama City/ Destin area of the Florida Panhandle. The Florida Keys has long been a major part of our branding and expansion strategy . In the Florida Keys, we believe that we enjoy considerable brand recognition and a key component of our success to date has been our product sales in resort locations throughout the Keys.

         In fiscal 2005 we generated 25% of our revenue outside of Florida. The largest areas of distribution included distributor accounts in the Dominican Republic, Bermuda and the Bahamas. We also ship product to retailers in Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, New Jersey, Maryland and North Carolina. At a national suncare show in July 2005 we signed an agreement with a large distributor in the Northeast U.S. that maintains relationships with approximately 10,000 stores in 45 states. We recently began receiving orders from them which we believe will help us accelerate our expansion into the Northeastern U.S. marketplace.

         It is generally accepted strategy in the retail industry that to generate impulse purchases, retailers create dynamic product positions and placements away from the product's traditional category location. This strategy is applied to certain suncare products such as sunscreen, which is an impulse purchase, as opposed to after sun and burn relief and sunless and indoor products, which are planned purchases. We have applied this product positioning strategy throughout Walgreen's Drug Stores. Approaching store managers whose planograms are full and suggesting alternative placement of secondary displays such as Teeka Tan(R) After Sun near the pharmacy or our tanning products in the bathing suit isle has led to incremental sales and invitations to the main suncare set.

         We sell market products primarily through our direct sales team of three-full time sales persons. Our sales representatives, all of whom have extensive outside sales experience, are responsible for both opening new accounts and servicing existing accounts in their respective territories. Our sales representatives drive Chrysler PT Cruisers which have been customized with special tropical-themed graphics covering the entire vehicle and bearing our name, logo and a representative product picture. We believe these distinctive, eye-catching vehicles augment our efforts to establish our brand. Our sales and marketing is supported by our website, www.teekatan.com, from which we have made a limited number of sales. Our website also provides educational information regarding sun care products.

         We have developed a line of merchandising materials to be used for giveaways, displays and promotions. For giveaways we developed tank tops, t-shirts, visors and sample size bottles of products. We also offer six different merchant display options ranging in size from a cardboard countertop unit that carries 30 items and has a wholesale cost of $70 to a custom-wooden floor display that has more than 350 items and a wholesale cost of over $1,000. Each display is provided to the retailer with the purchase of product, but remains our property. Promotional pieces we currently use include banners for display in stores and recreational areas and stickers that can be applied on retail doors, packages and marketing materials.

         In August 2005 we made our first appearance as a vendor at one of our industry's most important trade shows, the EPPS Sun Care Event in Fort Lauderdale, Florida. This trade show provided us an opportunity to introduce our products to larger retailers and retail chains from across the U.S. as well as internationally. In January 2006 we also attended Surf Expo held in Orlando, Florida, a trade show for specialty retailers which draws attendees from across the U.S., the Caribbean as well as internationally.

CUSTOMERS

         No single customer accounted for over 10% of our sales in fiscal 2005. We grant credit to our customers at the time of sale. Our payment terms are generally net 30. We record sales at the time the product is shipped.

         Our practice is not to accept returned goods unless authorized by our senior management. An exception to this policy are end of season returns which is in accordance with industry practices. We permit certain customers, including Walgreens, to return unsold products at the end of the sun care season, generally immediately prior to Thanksgiving. At the time of the return we both issue a credit memo to the customers account for the original sales price of returned products.. For fiscal 2005 the total amount of return goods we accepted from our customers was $7,000.

SEASONALITY

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida or other hurricane-prone areas. Because of these geographical concentrations we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane as well as decreases in sales relating to weather related events.

MANUFACTURING

         Our products are manufactured by a contract manufacturer of sun care products which affixes our labels and ships the product to us for distribution. We do not have any written contracts with the contract manufacturer, instead we rely on purchase orders. By this approach, we purchase on an as needed basis and do not have any minimum purchase requirements, but our contract manufacturer is free to increase its prices at any time. Inasmuch as there are other manufacturers who would be appropriate suppliers, we do not believe the absence of a contract poses any material risk.

         All our products are developed and tested by our manufacturer; we do not have an independent program of research or product development.

COMPETITION

         We operate in a very competitive industry which is dominated by a limited number of companies and dominated by brands such as Coppertone, Banana Boat, Hawaiian Tropic, Neutrogena, and Australian Gold. These dominant brands are owned by companies which are significantly larger and better capitalized than our company. While our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. As a result of the small size of our company and limited marketing budget, there are no assurances we will be successful in competing in our market segment or in developing any brand recognition or loyalty.

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

         All sunscreens are required to have an "SPF" or sun protection factor number on the label. A higher SPF means it protects longer. Products with an SPF of 2 to 11 are deemed to provide minimal sun protection; products with an SPF of 12 to 30 are deemed to be moderate sun protection products, and those with SPF values of 30 or above are deemed to be high sun protection products. The SPF value is determined by testing on 20 to 25 live humans, using a solar simulator. In addition to the SPF value, labeling must identify active and other ingredients, indications for use, certain warnings, for example exposure to eyes, directions for use, and specific information if it is claimed to be "water resistant". FDA regulations prescribe both the information to be presented and the format for such presentation.

         The manufacture and labeling of our products are subject to compliance with certain FDA regulations, including that ingredients must consist of approved substances, the products must be produced in FDA approved facilities, and the TeekaTan labels must be filed with the FDA. We have been advised by our contract manufacturer that the effective ingredients in our products produced by them have been approved by the FDA for use in sun tan lotions, and our contract manufacturer's facility has been approved by the FDA. In addition, our contract manufacturer has advised us that the labels which are applied to all our bottles and tubes supplied by it have been filed with the FDA under the contract manufacturer's name and that all labels meet FDA regulations.

EMPLOYEES

         As of February 28, 2006, we have seven employees, including our executive officers, Brian John, Richard Miller and Frank Benedetto. Four of our employees are full time, including Mr. Miller and our three sales representatives, and three of our employees, including Messrs. John and Benedetto, are part-time.

OUR HISTORY

         We were organized under the laws of Delaware in April 2002 initially under the name IHealth, Inc. In February 2003 we formed our wholly-owned subsidiary Teeka Tan, Inc., a Florida corporation. During fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products. In December 2005 we changed our name to Teeka Tan Products, Inc. to better align our corporate image with our business operations.

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

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS WHICH WILL REQUIRE US TO RAISE ADDITIONAL WORKING CAPITAL.

         We have incurred losses since our inception, and have an accumulated deficit of $1,060,304 at December 31, 2005. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2005 and 2004, we reported net losses of $411,780 and $248,605, respectively, and for the year ended December 31, 2005 cash used in operations was approximately $288,288. We had approximately $50,000 of cash at December 31, 2005 and subsequent to that period we have raised an additional $41,000 in working capital. We do not presently have sufficient sales to fund our ongoing operating expenses. Until such time as we are able to increase our sales to the level necessary to pay our ongoing expenses and generate a profit, our continued existence is dependent upon, among other things, our ability to raise additional working capital. While historically we have been successful in raising working capital as necessary, no assurances can be given that we will be successful in the future in obtaining additional capital as needed, or that such capital will be available on terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, grow our company, and continue our business and operations is in jeopardy. In this event, you could lose all of your investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         At December 31, 2005 we a working capital deficit $649,202 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2005 contains an explanatory paragraph as to our ability to continue as a going concern as a result of our continuing losses from operations. Our consolidated financial statements, which appear elsewhere in this report, are prepared assuming we will continue as a going concern. As noted above, for the years ended December 31, 2005 and 2004, we incurred net losses from operations, and had negative cash flows from operations in the amount of approximately $288,000 and approximately $96,000, respectively. While we reported an approximate 82% increase in our sales for fiscal 2005 as compared to fiscal 2004, we still do not generate sufficient sales to fund our operations and we cannot assure you that our sales will continue to increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE COULD BE SUBJECT TO CERTAIN CONTINGENT LIABILITIES AS A RESULT OF RESCISSION OFFERS CONDUCTED DURING FISCAL 2004 AND FISCAL 2005 WHICH WOULD BE ADVERSE TO OUR BUSINESS AND OPERATIONS.

         In fiscal 2004 and fiscal 2005, we completed two separate rescissions offer to purchasers of units in our private placement in 2003. There is considerable legal uncertainty under both federal and state securities and related laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities and related law violations. The completed rescission offers may not terminate any or all potential contingent liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waivers we received in connection with the rescission offers to bar any claims based on allegations of fraud or other federal or state securities law violations until the applicable statutes of limitations have run. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the violation. In addition, the various states in which the purchasers reside could bring administrative actions against us as a result of the rescission offers. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

         While we believe that the rescission offers satisfied certain requirements and laws, the conditions and criteria for satisfying federal and most state rescission requirements are predicated primarily on factual circumstances rather than on objective standards. Given the size of our company and our working capital deficit, we may not have sufficient funds to satisfy any additional rescission rights and costs in which case our future results of operations could be adversely effected and we could be forced to cease operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND WE CANNOT GUARANTEE THAT WE CAN SUCCESSFULLY COMPETE.

         The sun care industry is very competitive, and we compete with a number of established brands including Hawaiian Tropic, Coppertone, Panama Jack, and Banana Boat. We are at a competitive disadvantage in attracting retailers and new customers due to our relatively small size and the limited scope of our product lines. Our competitors are larger and more diversified than our company, and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

OUR INDUSTRY IS SEASONAL, OUR OPERATIONS ARE LOCATED IN FLORIDA AND WE ARE RELIANT ON SALES MADE IN THE STATE OF FLORIDA. AS A RESULT OF THIS SEASONALITY AND RELIANCE, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED BY ADVERSE WEATHER.

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida. During fiscal 2004 four hurricanes made land-fall in the State of Florida, three of which adversely impacted our operations to varying degrees. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, sales of our products were adversely impacted in fiscal 2004 and fiscal 2005 as a result of the hurricanes that made land-fall in Florida and we expect that similar impacts will be felt in future periods if Florida or any of the geographic areas in which we sell our products are adversely impacted by hurricanes.

OUR COST OF SALES FOR FISCAL 2005 WAS LOWER THAN PROJECTED AS A RESULT OF ONE-TIME COST REDUCTION ON CERTAIN PACKAGING COMPONENTS. WE DO NOT ANTICIPATE THAT OUR GROSS PROFIT MARGINS WILL REMAIN AT THE LEVEL REPORTED IN FISCAL 2005 ONCE THESE PACKAGING MATERIALS HAVE BEEN FULLY USED.

         In May 2005 we purchased a supply of bottles, caps and related packaging materials from our manufacturer under a special, one-time purchase arrangement. We paid substantially less for these materials than we normally pay from our suppliers. As a result of this one-time purchase, our cost of sales was lower than projected which resulted in a greater gross profit margin during the third and fourth quarters of fiscal 2005. We project that these supplies will be fully utilized during fiscal 2006, at which time we will resume purchasing supplies from our customary channels. At such time, our cost of sales will rise and our gross profit margin will decline.

WE DO NOT MAINTAIN PRODUCT LIABILITY COVERAGE BUT RELY INSTEAD ON UMBRELLA COVERAGE PROVIDED THROUGH OUR CONTRACT MANUFACTURER. WE COULD BECOME LIABLE FOR UNINSURED PRODUCT LIABILITY CLAIMS WHICH WOULD ADVERSELY EFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We rely on a $3 million umbrella product liability coverage policy held by our third party contract manufacturer. While we believe that this policy is presently sufficient to provide insurance coverage for us in the event claims should be made by consumers regarding our product, there can be no assurances that claims may not be brought against us which are not covered by this policy. The defense by us of uninsured product liability claims could require substantial financial resources and would result in a diversion of our management's efforts away from our day to day operations. Because of our limited financial resources, even if we were not found liable under a claim, the efforts in defending our company would have a material adverse effect on our liquidity and results of operations. In addition, if we were found to be liable for an uninsured product liability claim, our ability to continue as a going concern would be in doubt.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics and Business Conduct we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         At the present time, we utilize the 2,500 square feet of office space leased from a third party by Mirador Consulting, Inc., an affiliate of Messrs. John and Miller. We pay $1,000 per month for the use of such space on a month-to-month basis under an oral agreement. We believe this space is sufficient to meet our current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 15, 2005 our common stock began being quoted on the OTCBB initial under the symbol IHLT. On December 27, 2005 in conjunction with the change of our corporate name our symbol was changed to TKAT. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                        High         Low
Fiscal 2005                                             ----         ---

September 15, 2005 through September 30, 2005           $0.10       $0.06
October 1, 2005 through December 31, 2005               $0.12       $0.04

         On February 28, 2006, the last sale price of our common stock as reported on the OTCBB was $0.05. As of February 28, 2006, there were approximately 29 record owners of our common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         In December 2005, we sold an aggregate of 400,000 shares of our common stock to two accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act. We received proceeds of $20,000 in these transactions and did not pay a commission on the sales.

         In January and February 2006 we sold an aggregate of 820,000 shares of our common stock to three accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act. We received proceeds of $41,000 in these transactions and did not pay a commission on the sales.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We do not have any equity compensation plans which have been approved by our stockholders or otherwise.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We sell our products directly to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Dominican Republic, Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, North Carolina, Maine, Maryland, New Jersey and California. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

         Formed in 2002, we are a relatively new company with no long history of operations on which an investor can evaluate our historical and future financial performance. During fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003.

         The suncare industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and the end of fiscal 2005 we have been successful in steadily increasing the number of our customers and in fiscal 2005 we began to penetrate national chain stores with sales to a number of Walgreens locations in Florida.

         The principal features of our growth strategy for fiscal 2006 include:

         o leverage our distributorship of the Safe Sea Jelly Fish Inhibitor product to give us a unique product line into a retailer "must carry." With that relationship we will believe that we will be able to use our strong oil, after-sun and lip balm products as well as our merchandising and promotion materials to expand our role in the stores;

         o utilize our sales team to enter into new markets and new types of retail outlets. The SPF 30 1.5 oz. sample size bottles were developed specifically for convenience markets such as golf courses, pro shops, point of purchase displays and other impulse-type markets. We believe that having our representatives add this type of retail outlet to their list of prospective accounts it gives them increased opportunities for sales while maintaining a manageable service area;

         o attend conferences that give us increased exposure to independent and corporate retailers throughout the country. Two conferences recently attended are the Surf Expo held in Orlando, Florida in January 2006 of this year and the ECRM- Sun Care conference held in Ft. Lauderdale, Florida in July of 2005. We believe that both conferences have given us nationwide sales and marketing exposure with a relatively small investment in time, money and human resources; and

         o develop a distributor network in the marine, gift and consumer product industries. Contacts in these networks have been established through research and the attendance of the aforementioned conferences, and will be invaluable when seeking to distribute our products nationwide and to foreign locations.

         In order to continue to grow our business and implement these marketing initiatives we will need to raise additional working capital. As discussed elsewhere herein, there are no assurances we will be successful in raising capital as needed, or upon terms satisfactory to us. A lack of sufficient working capital will significantly hinder our abilities to continue to grow our revenues and report profitable operations in future periods.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004 ("FISCAL 2004")

                                                                       Increase/         Increase/
                                          Fiscal        Fiscal        (Decrease)        (Decrease)
                                           2005          2004       $ 2005 vs 2004    % 2005 vs 2004
                                         ---------     ---------    --------------    --------------
Sales ................................   $ 130,815     $  72,019       $ 58,796            81.6%
Gross profit .........................      63,731        18,533         45,198             244%

Operating expenses:
   General and administrative
       expenses ......................     302,697       128,402        174,295             136%
   Salary expenses officers' .........     172,918       118,750         54,168            45.6%
   Depreciation ......................       5,926           628          5,298             844%
                                         ---------     ---------       --------
Total operating expenses .............     481,541       247,780        233,761            94.3%

                                         ---------     ---------       --------            ----
Net (loss) from operations ...........    (417,810)     (229,247)       188,563            82.3%

Total other (income) and expenses ....      (6,030)       19,358        (25,388)             NM

                                         =========     =========       ========            ====
Net loss .............................   $(411,780)    $(248,605)      $163,175            65.6%
                                         =========     =========       ========            ====
NM = not meaningful

OTHER KEY INDICATORS:
                                                  Fiscal      Fiscal       % of
                                                   2005        2004       change
                                                  ------      ------      ------

Cost of goods sold as a percentage of sales ...    51.3%       74.3%       -23%
Gross profit margin as a percentage of sales ..    48.7%       25.7%       +23%
G&A expenses, including officers' salaries,
  as a percentage of sales ....................    364%        343%        +21%

SALES

         We reported sales of $130,815 for fiscal 2005, an increase of $58,796 or approximately 81.6% from fiscal 2004. In May 2005 we introduced our new line of after-sun care products including tan extender and skin replenisher and introduced new packaging for our tanning oils. The increase in our sales during the fiscal 2005 reflects the introduction of our full product line, our increased marketing efforts and the increase in retail locations selling our products.

         Our sales, however, for the third and fourth quarters of fiscal 2005 decreased from the comparable periods in fiscal 2004. During the third and fourth quarter of fiscal 2005 the Florida Keys were under voluntary or mandatory hurricane evacuation on four occasions and certain of our customer locations in the Florida Keys were damaged or destroyed by one or more of the hurricanes which passed over or made land-fall in the Florida Keys. Certain of our customers in other parts of Florida were also adversely impacted by storm related damage. The number of hurricanes which threatened or struck Florida during these quarters had an adverse impact on tourism as well. Finally, as a result of the infrastructure damage related to Hurricane Wilma in October 2005, while we did not sustain any damage to our principal offices, we were without power for nine days. While we cannot provide a firm estimate of the impact on our business during the fourth quarter of fiscal 2005 as a result of the storm related damage and lost tourism sales, we believe that these factors may have reduced our sales during the third and fourth quarters of fiscal 2005.

         In addition to hurricane related impact, during the fourth quarter sales of our products to Walgreen's locations were adversely impacted by end of season returns. While sales to Walgreen's represented approximately 11.4% of our sales for the first three quarters of fiscal 2005, we did not sell any product to that chain during the fourth quarter of fiscal 2005. We were advised that it is Walgreen's policy to significantly reduce shelf space allocated to sun tan products and allocate that space to seasonal products related to Thanksgiving, Christmas and Hanukkah, a common industry practice.

         Since the beginning of fiscal 2006 we have continued to establish new accounts in our target market areas and we anticipate that our sales for fiscal 2006 will increase from those reported for fiscal 2005.

COST OF GOODS SOLD AND GROSS PROFIT

         Our costs of sales as a percentage of sales decreased to approximately 51.3% for fiscal 2005 as compared to approximately 74.3% for fiscal 2004. As a result of the decrease in our cost of sales as a percentage of sales our gross profit margin for fiscal 2005 increased approximately 23% to approximately 48.7% from approximately 25.7% for fiscal 2004. These decreases in cost of goods sold as a percentage of revenues and increases in margins are both the result of volume discounts from our manufacturer as a result of our ordering in greater quantities during the fiscal 2005 as compared to fiscal 2004. Our cost on our products may continue to decrease slightly, thereby marginally increasing our gross profit margins, if we are able to continue to increase our sales in future periods.

OPERATING EXPENSES

         Our total operating expenses for fiscal 2005 increased $233,761, or approximately 94.3%, from fiscal 2004. Included in this increase was and increase in general and administrative expenses of $174,295, or approximately 136%, in for fiscal 2005 from fiscal 2004. This increase in general and administrative expenses primarily included:

         o an increase of approximately $36,575 or approximately 317%, in marketing, advertising and promotional expenses. This increase reflected our increased marketing efforts during fiscal 2005, including our first participation in August 2005 at the EPPS Sun Care Event in Fort Lauderdale, Florida, one of our industry's most important trade shows,

         o an increase of approximately $93,000 in salaries, compensation and related expenses, which includes an increase of approximately $16,000 in commission expense and an increase of approximately $68,000 in salaries of our employees which reflects the addition of two employees during fiscal 2005. We presently have three full time sales persons which we believe are sufficient for our current and immediate needs,

         o an increase of approximately $11,000 in auto expense attributable to the addition to two sales persons in fiscal 2005, and

         o an increase of approximately $17,800 in general office and overhead expenses.

         During fiscal 2005 salary expense officers increased $54,168, or approximately 45.6%, from fiscal 2004 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations.

         During fiscal 2005 depreciation expense also increased $5,298 or approximately 844% from fiscal 2004 which also includes the purchase of two additional vehicles for use by our sales personnel.

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

OTHER (INCOME) AND EXPENSES

         Other (income) and expenses for fiscal 2005 was an income of $6,030 as compared to an expense of $19,358 for fiscal 2004. This change included:

         o an increase of $5,325, or approximately 27.5%, in interest expense. Interest expense includes interest on the $200,000 principal amount debenture we issued in August 2000 together with interest we were accruing during the year related to our recission offers. We anticipate that interest expense will remain the same during fiscal 2006 until such time as the debenture is due in August 2006,

         o an increase of $2,395 or approximately 100% in interest income,

         o a one-time gain on recission interest of $28,318 which represents interest we had accrued during fiscal 2004 and the first part of fiscal 2005 in connection with the rescission offer to our stockholders which was completed in March 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities increased to $288,288 for fiscal 2005 as compared to $95,695 for fiscal 2004. Included in this increase of $192,593 in cash used for operating activities is primarily attributable to increases of:

         o  inventory of $40,494,
         o  accrued wages for our executive officers of $54,168,
         o  depreciation of $5,298,
         o  allowance for doubtful accounts of $11,372,
         o  accounts receivables of $13,423, and
         o  accounts payable and accrued expenses of $47,797.

         The increases in inventory, allowance for doubtful accounts, accounts receivable and accounts payable and accrued expenses are attributable to our revenue growth from fiscal 2004 to fiscal 2005. The increase in depreciation reflects purchase of two additional vehicles which are utilized by our sales persons, and the increase in accrued wages relates to the planned salary increases under the terms of theemployment agreements.

         Cash flows used in investing activities were $37,948 for fiscal 2005 as compared to $0 for fiscal 2004 which primarily represented the purchase of two additional vehicles. Cash flows provided by financing activities were $162,500 for fiscal 2005 as compared to $230,000 for fiscal 2004. Cash flows provided by financing activities for fiscal 2005 represented sales of our common stock offset by the refund of $7,500 to an investor in our 2003 unit offering upon the exercise of his rescission rights. Cash flows provided by financing activities for fiscal 2004 represented the sale of a $200,000 principal amount debenture as well as the proceeds from loans to us by our officers and an employee.

         We had a working capital deficit of $649,202 at December 31, 2005 and at December 31, 2005 we had cash on hand of $50,016. Subsequent to year end we have raised an additional $41,000 in working capital. While we do not presently have any commitments for capital expenditures, we do have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. At present we do not have sufficient funds to satisfy these obligations.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $788,733 at December 31, 2005. At December 31, 2005 we have accrued salaries due our executive officers of $458,826. These officers have agreed to defer payment of these salaries until such time as we havesufficient working capital to satisfy these obligations. We continue, however, to accrue salaries to these individuals during fiscal 2006. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

         If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require additional working capital for increasing our inventory of existing and new products, for salaries and wages, and for increased marketing and advertising. Unless sales significantly increase over the next 12 months, we will not have significant working capital to satisfy our obligations, hire additional employees, increase our levels of inventory, market our products or otherwise pursue our business plan.

         It is our intent to seek additional capital in the private and/or public equity markets during fiscal 2006 to continue to implement our plan of operation. We do not have any commitments from any holders of our outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

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

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2005 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME                    AGE                       POSITION
         ----                    ---           ---------------------------------

Brian S. John                    37            President, CEO and director

Richard A. Miller                38            Vice-President, Chief Operating
                                               Officer and director

Frank V. Benedetto, Jr.          34            Secretary, treasurer and director

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

         Our officers are elected annually at the first board of directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. There are no family relationship between any of the executive officers and directors.

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

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in the start-up of our company. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

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

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o  understands internal controls over financial reporting, and
         o  understands audit committee functions.

CODE OF ETHICS AND BUSINESS CONDUCT

         In February 2006 we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote

         o  honest and ethical conduct,
         o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
         o  compliance with applicable laws, rules and regulations,
         o  the prompt reporting violation of the code, and
         o  accountability for adherence to the code.

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at 5499 North Federal Highway, Suite D, Boca Raton, Florida 33487, Attention: Corporate Secretary.

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

                                     SUMMARY COMPENSATION TABLE
                         Annual Compensation                      Long-term compensation
                 -----------------------------------   ---------------------------------------------
                                                                Awards                Payouts
                                                       -----------------------   -------------------
Name                                         Other                  Securities             All other
and                                         Annual     Restricted   underlying    LTIP      compen-
principal                Salary    Bonus    Compen-      stock       options/    payouts    sation
position         Year      ($)      ($)    sation($)     awards       SARs(#)      ($)        ($)
--------------   ----   --------   -----   ---------   ----------   ----------   -------   ---------
Brian S. John,   2005   $ 83,333    $0        $0           0            0          $0         $0
CEO              2004   $ 59,375    $0        $0           0            0          $0         $0
                 2003   $ 45,625    $0        $0           0            0          $0         $0

EMPLOYMENT AGREEMENTS

         In April 2002 we entered into five year employment agreements with each of Messrs. John and Miller. Under the terms of such contracts, as amended, Messrs. John and Miller are each entitled to a salary of:

         o  $35,000 for the 12-month period ended April 14, 2003;
         o  $50,000 for the 12-month period ended April 14, 2004;
         o  $75,000 for the 12-month period ending April 14, 2005;
         o  $100,000 for the 12-month period ending April 14, 2006; and
         o  $150,000 for the 12-month period ending April 14, 2007.

         The contracts may be terminated by us with or without cause on 30 days' notice. In the event Mr. John or Mr. Miller voluntarily resign or is dismissed for cause, his compensation ceases as of the date of termination, but their rights to any other compensation benefits (such as stock options, if any) would be governed by the terms of such plan. At December 31, 2005 we had accrued but unpaid salaries due Messrs. John and Miller of $124,128 and $123,736 respectively. Our executive officers have orally agreed to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                            OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005
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

         The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.

                     AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2005
                                     AND YEAR-END OPTION VALUES
                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                     SHARES                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                    ACQUIRED     VALUE       DECEMBER 31, 2005 (5)          DECEMBER 31, 2005(1)
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
Brian S. John          0         n/a          n/a            n/a            n/a            n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At February 28, 2006, there were 74,089,999 shares of our common stock issued and outstanding. The following table sets forth, as of February 28, 2006, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
         -  each director;
         -  each executive officer; and
         -  all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 5499 N. Federal Highway, Suite D, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from February 28, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of February 28, 2006 have been exercised or converted.

Name of                       Amount and Nature of       Percentage
Beneficial Owner              Beneficial Ownership        of Class
----------------              --------------------       ----------
Brian S. John                      15,000,000              20.2%
Richard M. Miller                  15,000,000              20.2%
Frank V. Benedetto, Jr.            12,500,000              16.7%

All officers and
directors as a
group (three persons)              42,500,000              57.4%

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

         In December 2004 our executive officers and one of our employees lent us an aggregate of $30,000 to be used by us for working capital as follows:

                  Lender                Principal Amount
                  ------                ----------------

                  Brian John                 $ 7,500
                  Richard Miller             $ 7,500
                  Frank Benedetto            $ 7,500
                  Casey Burt                 $ 7,500

         We issued each of these individuals an unsecured demand promissory note bearing interest at 4% per annum. These amounts remain outstanding.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                       DESCRIPTION

3.1      Certificate of Incorporation of IHealth, Inc. filed April 1, 2002 (1)
3.2 Certificate of Amendment to Certificate of Incorporation filed February 9, 2003 (1)
3.3      By-laws (1)
3.4 Certificate of Amendment to the Certificate of Incorporation filed on December 16, 2005 (2)
4.1      Form of Series A Warrant (1)
4.2      Form of Series B Warrant (1)
4.3      Form of Series C Warrant (1)
4.4      Form of $0.15 common stock purchase warrant (3)
10.1     Employment agreement with Brian S. John dated April 15, 2002 (1)
10.2     Amendment to Mr. John's employment agreement dated December 20, 2003
         (1)
10.3     Amendment no. 2 to Mr. John's employment agreement dated February
         5,2004 (1)
10.4     Amendment no. 3 to Mr. John's employment agreement, dated April 1, 2004
         (1)
10.5     Employment agreement with Richard A. Miller dated April 15, 2002 (1)
10.6     Amendment to Mr. Miller's employment agreement dated December 20, 2003
         (1)
10.7 Amendment no. 2 to Mr. Miller's employment agreement dated February 5, 2004 (1)
10.8     Amendment no. 3 to Mr. Miller's employment agreement, dated April 1,
         2004 (1)
10.9     $200,000 principal amount convertible debenture (1)
10.10    Rescission Offer (1)
10.11    Form of promissory note to Mr. John (1)
10.12    Form of promissory note to Mr. Miller (1)
10.13    Form of promissory note to Mr. Benedetto (1)

10.14    Form of promissory note to Mr. Casey Burt (1)
14.1     Code of Business Conduct and Ethics *
21.1     Subsidiaries of the registrant (1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
_________

* filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-109548, as amended, as declared effective by the SEC on February 14, 2005
(2) Incorporated by reference to the Current Report on Form 8-K as filed on December 19, 2005.
(3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company, P.A. has served as our independent registered public accounting firm for our last two fiscal years. The following table shows the fees that were billed for the audit and other services provided by Webb & Company, P.A. for fiscal 2005 and fiscal 2004.

                          Fiscal 2005         Fiscal 2004
                          -----------         -----------

Audit Fees ...............  $10,136             $ 5,000
Audit-Related Fees .......      415                   0
Tax Fees .................      636                 400
All Other Fees ...........        0                   0
                            -------             -------
         Total ...........  $11,187             $ 5,400
                            =======             =======

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Teeka Tan Products, Inc.

Dated:   March 6, 2006                  By: /s/ Brian John
                                            --------------
                                        Brian S. John, President, Chief
                                        Executive Officer, and principal
                                        financial and accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                            Date
     ---------                        -----                            ----

/s/ Brian S. John            Chief Executive Officer,              March 6, 2006
-----------------            President and Director (principal
Brian S. John                executive officer and principal
                             accounting officer)


/s/ Richard A. Miller        Vice President, Chief                 March 6, 2006
---------------------        Operating Officer and Director
Richard A. Miller


/s/ Frank Benedetto Jr.      Secretary, Treasurer                  March 6, 2006
-----------------------      and Director
Frank Benedetto Jr.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of:
Teeka Tan Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Teeka Tan Products, Inc. andsubsidiary as of December 31, 2005, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Teeka Tan Products, Inc. and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a net loss of $411,780, a working capital deficiency of $649,202, a stockholders' deficiency of $788,773 and used cash in operations of $288,288. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 6, 2006

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2005
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS:
  Cash ..........................................................   $    50,016
  Accounts receivable, net ......................................         6,314
  Inventory .....................................................        74,293
                                                                    -----------
    Total currents assets .......................................       130,623

Property and equipment, net .....................................        32,719

Deposits ........................................................         1,450
                                                                    -----------

  TOTAL ASSETS ..................................................   $   164,792
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable .................................................   $    35,748
Accrued interest ................................................        28,251
Accrued payroll .................................................       485,826
Note payable ....................................................       200,000
Notes payable - related parties .................................        30,000
                                                                    -----------
 Total current liabilities ......................................       779,825

Common Stock Subject to Rescission Offer, $.0001  par value,
  17,370,000 shares issued and outstanding ......................       173,700
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' DEFICIT
Common stock $.0001 par value authorized 200,000,000 shares .....             -
55,899,999 shares issued and outstanding ........................         5,590
Additional paid-in capital ......................................       265,981
Accumulated deficit .............................................    (1,060,304)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ...................................      (788,733)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $   164,792
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                  For the Year Ended December 31, 2005 and 2004
________________________________________________________________________________

                                                 For the Year Ended December 31,
                                                     2005              2004
                                                 ------------      ------------
Sales ......................................     $    130,815      $     72,019
Cost of goods sold .........................           67,084            53,486
                                                 ------------      ------------

  Gross Profit .............................           63,731            18,533

OPERATING EXPENSES:
  General and administrative expenses ......          302,697           128,402
  Salary expense officers' .................          172,918           118,750
  Depreciation .............................            5,926               628
                                                 ------------      ------------

  TOTAL OPERATING EXPENSES .................          481,541           247,780
                                                 ------------      ------------

Net loss from operations ...................         (417,810)         (229,247)

Other (Income) and Expenses
  Intererst expense ........................           24,683            19,358
  Interest income ..........................           (2,395)                -
  Gain on recission interest ...............          (28,318)                -
                                                 ------------      ------------
                                                       (6,030)           19,358

  Net loss before income taxes .............         (411,780)         (248,605)
                                                 ------------      ------------

  Income taxes .............................                -                 -

                                                 ------------      ------------
NET LOSS ...................................     $   (411,780)     $   (248,605)
                                                 ============      ============

Weighted average number of common shares
  outstanding Basic and Fully Diluted ......       54,845,753        53,500,000
                                                 ============      ============

Basic and Fully diluted net loss per share .     $      (0.01)     $      (0.00)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                              TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Statement of Changes in Stockholders' Defecit
                          For the Years Ended December 31, 2005 and 2004
________________________________________________________________________________________________

                                   Common Stock                       Additional
                            -------------------------    Paid-in      Accumulated
                               Shares        Amount      Capitial       Defecit         Total
                            -----------   -----------   -----------   -----------    -----------
Balance December 31, 2003    53,500,000         5,350        96,221      (399,919)      (298,348)

Net Loss ................             -             -             -      (248,605)      (248,605)
                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2004    53,500,000   $     5,350   $    96,221   $  (648,524)   $  (546,953)


Sale of common stock ....     2,399,999           240       169,760             -        170,000

Net Loss ................             -             -             -      (411,780)      (411,780)
                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2005    55,899,999   $     5,590   $   265,981   $(1,060,304)   $  (241,780)
                            ===========   ===========   ===========   ===========    ===========

                   See accompanying notes to consolidated financial statements.

                                                F-4

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                  For the Year Ended December 31, 2005 and 2004
                                   (Unaudited)
________________________________________________________________________________

                                                          For the Year Ended
                                                             December 31,
                                                          2005           2004
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................    $(411,780)     $(248,605)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation ..................................        5,926            628
    Allowance for uncollectable accounts ..........       15,485          4,113
  Changes in operating assets and liabities
    Increase in accounts receivable ...............      (18,067)        (4,644)
    (Increase)  in inventory ......................      (46,453)        (5,959)
    Increase in deposits ..........................            -           (729)
    Decrease in other assets ......................          729
    Accounts payable and accrued expenses .........       (7,046)        40,751
    Accrued payroll ...............................      172,918        118,750
                                                       ---------      ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES .......     (288,288)       (95,695)
                                                       ---------      ---------

INVESTING ACTIVITIES:
  Purchase of equipment ...........................      (37,948)             -
                                                       ---------      ---------
    CASH FLOWS USED IN INVESTING ACTIVITIES .......      (37,948)             -
                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt ........            -        200,000
  Proceeds from note payable - related party ......            -         30,000
  Proceeds from issuance of common stock ..........      170,000              -
  Refund of stock subject to recession ............       (7,500)             -
                                                       ---------      ---------

    CASH FLOWS FROM FINANCING ACTIVITES ...........      162,500        230,000
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUVALENTS     (163,736)       134,305

CASH AND CASH EQUIVALENTS, Beginning ..............      213,752         79,447
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, Ending .................    $  50,016      $ 213,752
                                                       =========      =========

SUPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid .....................................    $       -      $       -
                                                       =========      =========
Income taxes ......................................    $       -      $       -
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

1.   ORGANIZATION AND BASIS OF PRESENTATION

     IHealth Inc. was a Delaware corporation formed in April 2002. In December 2005, Ihealth, Inc changed its name to Teeka Tan Products Inc. Teeka Tan Products Inc is engaged in the business of marketing and retailing a broad line of high quality value-priced sun care products in Florida through its wholly owned subsidiary Teeka Tan, Inc. Teeka Tan Products Inc. and Teeka Tan, Inc. are hereafter referred to as (the "Company").

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

     CONCENTRATION OF CREDIT RISK

     The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2005 and 2004, the Company had approximately $0 and $99,300, respectively in cash in excess of FDIC insurance limits. During 2005 and 2004, 100% of the Company's products were produced by one manufacturer. Durrng 2005 and 2004, one customer accounted for approximately 8% and 28% respectively of the Company's sales.

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

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

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31 2005 and 2004 amounted to $9,713, and $1,081, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the year ended December 31, 2005 and 2004 is summarized as follows:

     2005         Current      Deferred      Total
                  -------      --------      -----
     Federal      $     -      $      -      $   -
     State              -             -          -
                  -------      --------      -----
                  $     -      $      -      $   -
                  =======      ========      =====

     2004

     Federal      $     -      $      -      $   -
     State              -             -          -
                  -------      --------      -----
                  $     -      $      -      $   -
                  =======      ========      =====

     Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

     Expected income tax expense (benefit) from operations .....   $(4,266)
     Valuation allowance .......................................     4,266
                                                                   -------

                                                                   $     -
                                                                   =======

     The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

     Deferred tax assets:                               2005        2004
                                                     ---------    --------

     Net operating loss carryforward (benefit) ...   $(154,953)   $(87,012)
                                                     ---------    --------
     Total gross deferred tax assets .............    (154,953)    (87,012)
     Less valuation allowance ....................     154,953      87,012
                                                     ---------    --------

     Net deferred tax assets .....................   $       -    $      -
                                                     =========    ========

     The Company has a net operating loss carryforward of approximately $1,049,000 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 and 2004 was $154,953 and $87,012, respectively. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $67,941.

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

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
________________________________________________________________________________

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2005 consisted of the following:

          Accounts receivable ..........................     $ 21,800
          Less allowance for doubtful accounts .........      (15,486)
                                                             --------

          Accounts receivable, net .....................     $  6,314
                                                             ========

4.   PROPERTY AND EQUIPMENT

     At December 31, 2005 property and equipment consisted of the following:

          Computer equipment .........................       $  1,882
          Automobiles ................................         30,989
          Equipment ..................................          7,000
          Less accumulated depreciation ..............         (7,152)
                                                             --------

                                                             $ 32,719
                                                             ========

     Depreciation expense for the years ended December 31, 2005 and 2004 was $5,926 and $628 respectively.

5.   ACCRUED PAYROLL

     As of December 31, 2005, the Company recorded $485,826 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the year ended December 31, 2005 the Company record an expense of $172,918 for payroll due to senior management.

6.   NOTES PAYABLE - RELATED PARTY

     In December 2005 our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lender may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full.

7.   CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

8.   EQUITY TRANSACTIONS

     During the year ended December 31, 2005 the Company sold a total of 1,999,999 units to three investors, Each unit includes a share of common stock at $.075 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three year from the date of issuance. For gross proceeds of $150,000. In December 2005, the Company sold a total of 400,000 shares of common stock to two individuals at a price of $.05 per share of common stock for gross proceeds of $20,000.

9.   AUTHORIZED SHARES

     In September 2003, the Company offered an initial rescission offer to its investors who had purchased common stock of the Company prior to February 13, 2003, since the Company had discovered that the authorized capitalization was insufficient to permit the Company to issue the Common stock. The Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000. All of such investors had waived their rights to the initial rescission of the original issuance of common stock as of December 31, 2005 (See Note 12).

10.  WARRANTS

     During the year ended December 31, 2003, there were 362,400 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 362,400 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share. During the year ended December 31, 2005 two investors rescinded there investments. As a result a total of 7,500 of the Series A, B and C warrants have been retired.

     During the year ended December 31, 2005 the Company sold a total of 1,999,999 units to three investors, Each unit includes a share of common stock at $.075 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three years from the date of issuance.

11.  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     The Company has employment contracts with its President and Vice President, which extend through April 2007. These contracts call for salaries of $50,000 each for the contract year ending April 15, 2004, $75,000 each for the contract year ending April 15, 2005, $100,000 each for the contract year ending April 15, 2006, $150,000 for the contract year ending April 15, 2007. Such contracts may be terminated by the Company with or without cause on 30 days notice. In the event these officers resign or are dismissed for cause, their compensation ceases as of the date of termination, but their rights to any other compensation benefits ( such as stock options, if any) would be governed by the terms of such plan. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations.

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

     LEASE COMMITMENTS

     The Company currently leases its primary office space on a month to month basis from an affiliate of the officers of the Company. Rent expense for the years ended December 31, 2005 and 2004 was $12,000 and $12,000, respectively.

     The Company leases a car under an operating lease that expires in October 2006. The lease requires the Company to make monthly payments of $275. Future minimum lease payments are approximately as follows:

         Year Ended December 31,

                   2006            2,750
                                 -------

                                 $ 2,750
                                 =======

     Lease expense for the years ended December 31, 2005 and 2004 was $3,298 and $3,298, respectively.

12.  COMMON STOCK SUBJECT TO RESCISSION OFFER

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

13.  RELATED PARTY TRANSACTIONS

     See Notes 5, 6 and 11.

                     TEEKA TAN PRODUCTS. INC.AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
________________________________________________________________________________

14.  GOING CONCERN

     As reflected in the accompanying financial statements for 2005 and 2004, the Company has a net loss of $411,780 and $248,605 respectively, a working capital deficiency of $649,202, a stockholders' deficiency of $788,733 and used cash in operations of $288.288. These factors raise substantial doubt about the Company's ability to continue as a going concern

     The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.  SUBSEQUENT EVENTS

     Between January and February, 2006 the Company sold 820,000 shares of common stock for proceeds of $41,000 to a total of four investors.