Form 10QSB
period 2006-03-31
TEEKA TAN PRODUCTS, INC.
filed 2006-05-19
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to________


                       Commission file number: 333-109458


                            Teeka Tan Products, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                13-4204191
                  --------                                ----------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 80,289,999 shares of common stock as of May 17, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TEEKA TAN PRODUCTS, INC.

                 Form 10-QSB for the period ended March 31, 2006

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this quarterly report, the terms "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation formerly known as IHealth, Inc., and our subsidiary Teeka Tan, Inc., a Florida corporation. The information which appears on our web site at www.teekatan.com is not part of this annual report.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at March 31, 2006 (unaudited)....................   1

Consolidated Statements of Operations
for the three months ended March 31, 2006 and 2005 (unaudited)..............   2

Consolidated Statements of Cash Flows
for the three months ended March 31, 2006 and 2005(unaudited)...............   3

Notes to Consolidated Financial Statements (unaudited)......................   4

Management's Discussion and Analysis or Plan of Operation...................  12

Item 3.  Controls and Procedures............................................  18


PART II  OTHER INFORMATION..................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS:
  Cash ..........................................................   $    36,033
  Accounts receivable, net ......................................        25,090
  Prepaid licenses ..............................................        70,274
  Inventory .....................................................        86,616
                                                                    -----------
    Total currents assets .......................................       218,013

Property and equipment, net .....................................        30,745

Deposits ........................................................         1,450
                                                                    -----------

  TOTAL ASSETS ..................................................   $   250,208
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable .................................................   $    59,990
Accrued licenses ................................................        75,000
Accrued interest ................................................        33,421
Accrued payroll .................................................       535,826
Note payable ....................................................       200,000
Notes payable - related parties .................................        30,000
                                                                    -----------
  Total current liabilities .....................................       934,237

Common Stock Subject to Rescission Offer, $.0001  par value,
  17,370,000 shares issued and outstanding ......................       173,700
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' DEFICIT
Deferred compensation ...........................................       (77,215)
Common stock $.0001 par value authorized 200,000,000 shares .....             -
57,219,999 shares issued and outstanding ........................         5,722
Additional paid-in capital ......................................       410,050
Accumulated deficit .............................................    (1,196,286)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ...................................      (857,729)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $   250,208
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
________________________________________________________________________________

                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Sales ..........................................   $     58,807    $     29,585
Cost of goods sold .............................         50,460          17,438
                                                   ------------    ------------

  Gross Profit .................................          8,347          12,147

OPERATING EXPENSES:
  General and administrative expenses ..........         87,306          69,135
  Salary expense officers' .....................         50,000          31,250
  Depreciation .................................          1,974             156
                                                   ------------    ------------

  TOTAL OPERATING EXPENSES .....................        139,280         100,541
                                                   ------------    ------------

Net loss from operations .......................       (130,933)        (88,394)

Other (Income) and Expenses
  Intererst expense ............................          5,064           7,722
  Gain on recission interest ...................              -         (28,318)
                                                   ------------    ------------
                                                          5,064         (20,596)

  Net loss before income taxes .................       (135,997)        (67,798)
                                                   ------------    ------------

  Income taxes .................................              -               -

                                                   ------------    ------------
NET LOSS .......................................   $   (135,997)   $    (67,798)
                                                   ------------    ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ..........     55,899,999      53,600,000
                                                   ============    ============

Basic and Fully diluted net loss per share .....   $      (0.00)   $      (0.00)
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
________________________________________________________________________________

                                                           For the Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(135,997)  $ (67,798)
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation .......................................      1,974         157
    Amortization of warrants ...........................        986           -
  Changes in operating assets and liabities
    Increase in accounts receivable ....................    (18,776)    (15,414)
    (Increase)  in inventory ...........................    (12,323)    (21,569)
    Increase in deposits ...............................          -         487
    Decrease in other assets ...........................      4,726           -
    Accrued interest ...................................      5,170           -
    Accounts payable and accrued expenses ..............     24,257      10,500
    Accrued payroll ....................................     50,000      31,250
                                                          ---------   ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ............    (79,983)    (62,387)
                                                          ---------   ---------


  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock .............     66,000      25,000
    Refund of stock subject to recession ...............          -      (6,000)
                                                          ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITES ..................     66,000      19,000
                                                          ---------   ---------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUVALENTS ..    (13,983)    (43,387)

  CASH AND CASH EQUIVALENTS, Beginning .................     50,016     213,752
                                                          ---------   ---------

  CASH AND CASH EQUIVALENTS, Ending ....................  $  36,033   $ 170,365
                                                          =========   =========

  SUPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid ........................................  $       -   $       -
                                                          =========   =========
  Income taxes .........................................  $       -   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at March 31, 2006, the Company did not have cash in excess of FDIC limits.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended March 31, 2006 and 2005 amounted to $2,257, and $1,635, respectively.

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

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154") . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 consisted of the following:

         Accounts receivable ............................     $ 40,576
         Less allowance for doubtful accounts ...........      (15,486)
                                                              --------
         Accounts receivable, net .......................     $ 25,090
                                                              ========

NOTE 4.  PROPERTY AND EQUIPMENT

At March 31, 2006 property and equipment consisted of the following:

         Computer equipment .............................     $  1,882
         Automobiles ....................................       30,949
         Equipment ......................................        7,000
         Less accumulated depreciation ..................       (9,086)
                                                              --------
                                                              $ 30,745
                                                              ========

NOTE 5.  PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,947 and $156 respectively.

NOTE 6.  PREPAID LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement states that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the three months ended March 31, 2006 the Company recorded amortization expense of $4,726.

         Licenses amount ................................     $ 75,000
         Amortization ...................................       (4,726)
                                                              --------
         Balance ........................................     $ 70,274
                                                              ========

NOTE 7.  ACCRUED PAYROLL

As of March 31, 2006, the Company recorded $535,826 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the three months ended March 31, 2006 and 2005 the Company record an expense of $50,000 and $31,250 respectively, for payroll due to senior management.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 8.  NOTES PAYABLE - RELATED PARTY

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

NOTE 9.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

NOTE 10. EQUITY TRANSACTIONS

Between January and March, 2006 the Company sold 1,320,000 shares of common stock for proceeds of $66,000 to a total of four investors.

NOTE 11. AUTHORIZED SHARES

In September 2003, the Company offered an initial rescission offer to its investors who had purchased common stock of the Company prior to February 13, 2003, since the Company had discovered that the authorized capitalization was insufficient to permit the Company to issue the Common stock. The Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000. All of such investors had waived their rights to the initial rescission of the original issuance of common stock as of December 31, 2005 (See Note 13).

NOTE 12. WARRANTS

The Company issued 1,000,000 warrants on March 13, 2006, at an exercise price of $.05 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company valued these warrants $78,201. For the quarter ended March 31, 2006 the Company recorded $986 of amortization expense associated with the warrants.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 13. COMMITMENTS AND CONTINGENCIES

LICENSING AGREEMENT

On March 13, 2006, the Company entered into an agreement with Nidaria Technology Ltd. providing the Company with exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and Caribbean for a period of five years. Pursuant to the agreement the Company committed to a five year marketing budget expenditure of at least $1 million. In addition the Company agrees to pay Nidaria for the exclusive rights the following additional compensation:

         First year        $75,000.00
         Second year       $75,000.00
         Third year        $50,000.00
         Fourth year       $50,000.00
         Fifth year        $50,000.00

The compensation would be paid at the beginning of each year.

NOTE 14. COMMON STOCK SUBJECT TO RESCISSION OFFER

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

NOTE 15. COMMON STOCK SUBJECT TO RESCISSION OFFER (CONTINUED)

In March 2005, the Company refunded one investor their investment of $6,000 plus accrued interest of $1,153 in the return of 600,000 shares of common stock.

In September 2005, the Company refunded one investor their investment of $1,500 plus accrued interest of $325 in the return of 150,000 shares of common stock.

NOTE 16. RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company recorded $535,826 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 16. RELATED PARTY TRANSACTIONS (CONTINUED)

time as we have sufficient working capital to satisfy these obligations. For the three months ended March 31, 2006 and 2005 the Company record an expense of $50,000 and $31,250 respectively, for payroll due to senior management.

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

NOTE 17. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $135,997 for the three months ended March 31, 2006, a working capital deficiency of $716,224, a stockholders' deficiency of $857,729 and cash used in operations of $79,983. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 18. SUBSEQUENT EVENTS

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. This amount was included in current liabilities under the caption "Accrued Payroll" on the Company's unaudited balance sheet at March 31, 2006. This amount will be treated as a capital contribution.

On April 11, 2006, the Company's Board of Directors adopted the Teeka Tan Products, Inc. 2006 Equity Compensation Plan (the "Plan"). The Company has reserved 10,000,000 shares of its common stock for issuance under the Plan, which was adopted to provide the Company with flexibility in compensating certain of its sales, administrative and professional employees and consultants and to conserve its cash resources. The issuance of shares under the Plan is restricted to persons who are closely-related to the Company and who provide it with bona fide services in connection with the sales and marketing of its products or otherwise in connection with its business as compensation. The eligible participants include directors, officers, employees and non-employee consultants and advisors. Management of the Company anticipates that a substantial portion of the shares available under the Plan will be issued over time as compensation to its employees and consultants and advisors who provide services in the sales, marketing and promotion of the Company's products. The Board of Directors has no present intent to issue any shares under the Plan to members of the Board who are also the Company's executive officers.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 18. SUBSEQUENT EVENTS (CONTINUED)

On April 1, 2006 the Company entered into an agreement for investor relations. The Company agreed to sell a total of 2,000,000 shares of common stock at a price of $200. The Company will record an expense of $129,800, which is the difference of the fair market value on the date of issuance less the $200 paid.

Between April and May 2006 the Company sold a total of 2,700,000 shares of common stock to seven investors for gross proceeds of $1,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this quarterly report.

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We sell our products directly to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Dominican Republic, Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

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

         The suncare industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and the end of First Quarter Fiscal 2006 we have been successful in steadily increasing the number of our customers and in First Quarter Fiscal 2006 we began to penetrate national chain stores with sales to a number of Walgreens locations in Florida.

         The principal features of our growth strategy for fiscal 2006 include:

         o leverage our distributorship of the Safe Sea Jelly Fish Inhibitor product to give us a unique product line into a retailer "must carry." With that relationship we believe that we will be able to use our sun screen, tanning oil, after-sun and lip balm products as well as our merchandising and promotion materials to expand our role in the stores;

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

         o attend marketing conferences that give us increased exposure to independent and corporate retailers throughout the country. Two conferences recently attended are the Surf Expo held in Orlando, Florida in January 2006 of this year and the ECRM- Sun Care conference held in Ft. Lauderdale, Florida in July of 2005. We believe that both conferences have given us nationwide sales and marketing exposure with a relatively small investment in time, money and human resources; and

         o develop a distributor network in the marine, gift and consumer product industries. Contacts in these networks have been established through research and the attendance of the aforementioned conferences, and will be invaluable when seeking to distribute our products nationwide and to foreign locations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 ("FIRST QUARTER FISCAL 2006") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005 ("FIRST QUARTER FISCAL 2005")

                                   First Quarter      First Quarter         Increase/           Increase/
                                       Fiscal             Fiscal           (Decrease)          (Decrease)
                                        2006               2005          $ 2006 vs 2005      % 2006 vs 2005
                                   -------------      -------------      --------------      --------------
Sales ......................         $  58,807          $  29,585          $  29,222               98.8%
Gross profit ...............             8,347             12,147             (3,800)            (31.3)%

Operating expenses:
  General and administrative
   expenses ................            87,306             69,135             18,171               26.3%
  Salary expenses officers'             50,000             31,250             18,750               60.0%
  Depreciation .............             1,974                156              1,818              1,165%
                                     ---------          ---------          ---------            --------
Total operating expenses ...           139,280            100,541             38,739               38.5%

                                     ---------          ---------          ---------            --------
Net (loss) from operations .          (130,933)           (88,394)            42,539               48.1%

Total other (income) and
 expenses ..................            (5,064)            20,596             25,660                  NM

                                     =========          =========          =========            ========
Net loss ...................         $(135,997)         $ (67,798)         $  68,199                101%
                                     =========          =========          =========            ========
NM = not meaningful

OTHER KEY INDICATORS:
                                                      First Quarter
                                                     ----------------
                                                     Fiscal    Fiscal      % of
                                                      2006      2005      change
                                                     ------    ------     ------

Cost of goods sold as a percentage of sales ...       85.8%     58.9%     +26.9%
Gross profit margin as a percentage of sales ..       14.2%     41.1%     -26.9%
G&A expenses, including officers' salaries,
  as a percentage of sales ....................        233%      339%      -106%

SALES

         We reported sales of $58,807, for the First Quarter of Fiscal 2006, an increase of $29,222 or approximately 98.8% from the First Quarter of Fiscal 2005. In May 2005 we introduced our new line of after-sun care products including tan extender and skin replenisher and introduced new packaging for our tanning oils. The increase in our sales during the First Quarter Fiscal 2006 reflects the introduction of our full product line as well as sales of Safe Sea. During the three months ended March 31, 2006 revenues from our products increased approximately $18,000, or approximately 60%,. from the comparable quarter in fiscal 2005. During the first quarter of fiscal 2006 approximately 20% of our revenues were attributable to sales of Safe Sea Jelly Fish Inhibitor. During fiscal 2006 we have continued to establish new accounts in our target market areas and we anticipate that our sales for the balance of fiscal 2006 will increase from those reported during comparable periods in fiscal 2005, both as a result of organic growth of our products as well as revenues from our distributorship of the Safe Sea product.

COST OF GOODS SOLD AND GROSS PROFIT

         Our costs of sales as a percentage of sales increased to approximately 85.5% for First Quarter Fiscal 2006 as compared to approximately 58.9% for First Quarter Fiscal 2005. As a result of the increase in our cost of sales as a percentage of sales our gross profit margin for First Quarter Fiscal 2006 decreased approximately 26.9% to approximately 14.2% from approximately 41.1% for First Quarter Fiscal 2005. The increases in cost of goods sold as a percentage of revenues and decreases in margins during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is the result of both increased packaging costs and the introduction of Safe Sea to our product line which initially carried a lower profit margin than our other products. During the first quarter of fiscal 2005 our packaging costs were reduced as a result of our wholesale purchase at a one-time reduced price of certain packaging components. We have substantially used those components and, accordingly, our costs of sales during the first quarter of fiscal 2006 reflects our normal packaging costs. As a result of the terms of the licensing agreement we entered into in March 2006 with Nidaria Technology Ltd. we believe that our margins on the Safe Sea product will increase in future periods.

TOTAL OPERATING EXPENSES

         Our total operating expenses for First Quarter Fiscal 2006 increased $38,739, or approximately 38.5%, from First Quarter Fiscal 2005. Included in this increase was an increase in general and administrative expenses of $18,171, or approximately 26%, for First Quarter Fiscal 2006 from First Quarter Fiscal 2005. This increase in general and administrative expenses primarily included:

         o an increase of approximately $13,400 in salaries, compensation and related expenses. We presently have two full time sales persons which we believe are sufficient for our current and immediate needs,

         o an increase of approximately $3,200 in auto expense attributable to the addition to two sales persons in later part of fiscal 2005,

         o an increase of approximately $5,000 in professional fees related to our obligations as a public company; and

         o an increase of approximately $4,700 in licensing fees as a result of entering into the licensing agreement with Nidaria Technology Ltd. for the Safe Sea products as described below.

         During the First Quarter Fiscal 2006 salary expense officers increased $18,750, or approximately 60%, from the First Quarter Fiscal 2005 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations.

         During First Quarter Fiscal 2006 depreciation expense also increased $1,818 from First Quarter Fiscal 2005 which also includes the purchase of two additional vehicles for use by our sales personnel.

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

OTHER (INCOME) AND EXPENSES

         Other (income) and expenses for First Quarter Fiscal 2006 represented interest expense of $5,064 as compared to interest expense of $7,722 for First Quarter Fiscal 2005. In addition, other (income) and expenses for First Quarter fiscal 2005 included a one-time gain on recission interest of $28,318 which represents interest we had accrued during fiscal 2004 in connection with the rescission offer to our stockholders which was completed in March 2005. We did not have a comparable gain in the First Quarter Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At March 31, 2006, we had cash on hand of approximately $36,000. and a working capital deficiency of approximately $716,200, which includes approximately $459,000 of accrued salaries due our executive officers which were forgiven in April 2006, as well as $30,000 of short term debt due to certain of our affiliates.

         During First Quarter Fiscal 2006, our cash balance decreased $13,983. This decrease consisted of $79,983 used in operating activities offset by $66,000 provided by financing activities.

         Cash flows used in operating activities for First Quarter Fiscal 2006 declined approximately $17,600 from First Quarter Fiscal 2005. This change, which includes an increase in our net loss for the for First Quarter Fiscal 2006 of $68,000 from First Quarter Fiscal 2005, is primarily attributable to changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of $13,757 as a result of an inventory purchase of Safe Sea products, and an increase of accrued payroll of $18,750 as a result of salary increases under the terms of the employment agreements with our executive officers.

         Cash flows from financing activities increased $47,000 during First Quarter Fiscal 2006 from the comparable period in fiscal 2005. During the First Quarter Fiscal 2006 we received $66,000 from the issuance of securities.

During the First Quarter Fiscal 2005 we received $25,000 from the sales of securities which was offset by the refund of stock which was subject to a recission offer.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $1,196,286 at March 31, 2006. While we do not presently have any commitments for capital expenditures, in March 2006, we entered into an agreement with Nidaria Technology Ltd. which granted us exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and Caribbean for a period of five years. Under the terms of the agreement, we are required to satisfy minimum purchase requirements over the five-year term and we are obligated to provide a license fee of between $45,000 and $75,000 per year in order to maintain exclusivity. In addition, we committed to a marketing budget of at lease $1 million for the five year the term of the agreement.

         In addition to our obligations under this licensing agreement, we have $30,000 in demand notes owed to our officers and an employee and $200,000 principal amount outstanding under a debenture due in August 2006. At present we do not have sufficient funds to satisfy these obligations.

         At March 31, 2006 we had accrued salaries due our executive officers of $535,826. On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank
V. Benedetto, Jr. entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements. This amount will be treated as a capital contribution during the second quarter of fiscal 2006. These officers have agreed to continue to defer payment of their salaries until such time as we have sufficient working capital to satisfy these obligations. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No 3, Reporting Accounting Changes in

Interim Financial Statements ("SFAS 154") . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In March 2006 and May 2006 we sold an aggregate of 2,700,000 shares of our common stock to seven accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of that act. We received proceeds of $135,000 in these transactions and did not pay a commission on the sales.

         On April 1, 2006 we entered into a six month agreement with Oceanic Consulting, LLC to provide investor relations for our company. As compensation for its services which were valued at $129,800, we sold the consultant a total of 2,000,000 shares of common stock at a price of $200 in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We granted the consultant piggy back registration rights covering these shares and agreed to include them in our next registration statement.

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

                                        Teeka Tan Products, Inc.

Dated:  May 17, 2006                    By: /s/ Brian John
                                            --------------
                                        Brian John, Chief Executive Officer,
                                        principal executive officer and
                                        principal accounting officer