Form 10QSB
period 2006-06-30
TEEKA TAN PRODUCTS, INC.
filed 2006-08-14
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 79,589,999 shares of common stock as of August 9, 2006.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            TEEKA TAN PRODUCTS, INC.

                 Form 10-QSB for the period ended June 30, 2006

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the ability of the supplier of the Safe Sea products to continue to provide us with products on an uninterrupted basis, our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this quarterly report, the terms the "Company," "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation formerly known as IHealth, Inc., and our subsidiary Teeka Tan, Inc., a Florida corporation. The information which appears on our web site at www.teekatan.com is not part of this annual report.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at June 30, 2006 (unaudited) ..............1

         Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited) ..............2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2006 and 2005 (unaudited) .............................3

         Notes to Consolidated Financial Statements (unaudited) ...............4

Management's Discussion and Analysis or Plan of Operation ....................12

Item 3.  Controls and Procedures..............................................18

Part II. Other Information....................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS:
  Cash ..........................................................   $    60,804
  Accounts receivable, net ......................................        51,310
  Prepaid licenses ..............................................        64,925
  Inventory .....................................................        98,946
  Other assets ..................................................           935
                                                                    -----------
    Total currents assets .......................................       276,920

Property and equipment, net .....................................        28,771

Deposits ........................................................         1,450
                                                                    -----------

  TOTAL ASSETS ..................................................   $   307,141
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft ..................................................   $     1,532
Account payable .................................................        59,412
Accrued licenses ................................................        75,000
Accrued interest ................................................        36,798
Accrued payroll .................................................       120,833
Note payable ....................................................       200,000
Notes payable - related parties .................................        22,500
                                                                    -----------
  Total current liabilities .....................................       516,075

Common Stock Subject to Rescission Offer, $.0001 par value,
  17,370,000 shares issued and outstanding ......................       173,700
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' DEFICIT
Deferred compensation ...........................................       (73,316)
Common stock $.0001 par value authorized 200,000,000 shares .....             -
61,719,999 shares issued and outstanding ........................         6,172
Additional paid-in capital ......................................     1,191,141
Subscription receivable .........................................      (105,000)
Accumulated deficit .............................................    (1,401,631)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ...................................      (382,634)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $   307,141
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                              (UNAUDITED)
______________________________________________________________________________________________________
                                                For the Three Months          For the Six Months
                                                   Ended June 30,                Ended June 30,
                                                2006           2005           2006           2005
                                            ------------   ------------   ------------   ------------
Sales ....................................  $    106,143   $     61,522   $    164,950   $     91,107
Cost of goods sold .......................        72,234         28,059        122,694         45,497
                                            ------------   ------------   ------------   ------------

  Gross Profit ...........................        33,909         33,463         42,256         45,610

OPERATING EXPENSES:
  General and administrative expenses ....       122,936         82,593        210,242        151,728
  Salary expense officers' ...............        70,819         35,417        120,819         66,667
  Stock compensation .....................        39,284              -         39,284              -
  Depreciation ...........................         1,974          1,821          3,948          1,977
                                            ------------   ------------   ------------   ------------

  TOTAL OPERATING EXPENSES ...............       235,013        119,831        374,293        220,372
                                            ------------   ------------   ------------   ------------

Net loss from operations .................      (201,104)       (86,368)      (332,037)      (174,762)

Other (Income) and Expenses
  Intererst expense ......................         5,391          4,541         10,455         12,263
  Interest (income) ......................        (1,165)             -         (1,165)             -
  Gain on rescission interest ............             -              -              -        (28,318)
                                            ------------   ------------   ------------   ------------
                                                   4,226          4,541          9,290        (16,055)

  Net loss before income taxes ...........      (205,330)       (90,909)      (341,327)      (158,707)
                                            ------------   ------------   ------------   ------------

  Income taxes ...........................             -              -              -              -
                                            ------------   ------------   ------------   ------------
NET LOSS .................................  $   (205,330)  $    (90,909)  $   (341,327)  $   (158,707)
                                            ------------   ------------   ------------   ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ....    60,022,222     54,740,741     58,295,333     54,172,222
                                            ============   ============   ============   ============

Basic and Fully diluted net loss per share  $      (0.01)  $      (0.00)  $      (0.01)  $      (0.00)
                                            ============   ============   ============   ============

                     See accompanying notes to consolidated financial statements.

                                                   2

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
________________________________________________________________________________

                                                            For the Six Months
                                                              Ended June 30,
                                                             2006        2005
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(341,327)  $(158,707)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation .......................................      3,948       1,977
    Stock compensation .................................     39,284           -
    Allowance for uncollectible accounts ...............          -       8,886
    Amortization of prepaid licenses ...................     23,425           -
    Amortization of warrants ...........................      4,885           -
  Changes in operating assets and liabities
    Accounts receivable ................................    (44,996)    (29,628)
    Inventory ..........................................    (24,653)    (56,445)
    Deposits ...........................................          -         729
    Prepaid expenses ...................................    (13,350)          -
    Other assets .......................................       (935)          -
    Accrued interest ...................................      9,978           -
    Increase (decrease) in accounts payable and
      accrued expenses .................................     23,664     (19,365)
    Accrued payroll ....................................    120,833      66,667
                                                          ---------   ---------

  CASH FLOWS USED IN OPERATING ACTIVITIES ..............   (199,244)   (185,886)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets .............................          -     (37,947)
                                                          ---------   ---------

  CASH FLOWS USED IN INVESTING ACTIVITIES ..............          -     (37,947)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft .......................................      1,532           -
  Proceeds from issuance of common stock ...............    216,000     150,000
  Repayment of notes payable - related party ...........     (7,500)          -
  Refund of stock subject to recession .................          -      (6,000)
                                                          ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITES ..................    210,032     144,000
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUVALENTS ....     10,788     (79,833)

CASH AND CASH EQUIVALENTS, Beginning ...................     50,016     213,752
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, Ending ......................  $  60,804   $ 133,919
                                                          =========   =========

SUPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid ..........................................  $           $       -
                                                          =========   =========
Income taxes ...........................................  $           $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at June 30, 2006, the Company did not have cash in excess of FDIC limits.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

INVENTORIES

The Company's inventories consist of purchased finished goods, labels and bottles. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is three years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended June 30, 2006 and 2005 amounted to $1,910, $3,140, and $1,635, and $7,751, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2006 and 2005, the weighted average number of common shares outstanding during the period were 13,830,000 shares and 11,330,000 shares, respectively. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive or their effect is not material.

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2006 consisted of the following:

         Accounts receivable ............................     $ 66,796
         Less allowance for doubtful accounts ...........      (15,486)
                                                              --------
         Accounts receivable, net .......................     $ 51,310
                                                              ========

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4.  PROPERTY AND EQUIPMENT

At June 30, 2006 property and equipment consisted of the following:

         Computer equipment .............................     $  1,882
         Automobiles ....................................       30,949
         Equipment ......................................        7,000
         Less accumulated depreciation ..................      (11,060)
                                                              --------
                                                              $ 28,771
                                                              ========

Depreciation expense for the three and six months ended June 30, 2006 and 2005 was $1,974, $3,948 and $1,821 and $1,977, respectively.

NOTE 5.  PREPAID LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the three and six months ended June 30, 2006 the Company recorded amortization expense of $18,699 and $23,425, respectively.

         Licenses amount ................................     $ 75,000
         Amortization ...................................      (23,425)
                                                              --------
         Balance ........................................     $ 51,575
                                                              ========

NOTE 6.  ACCRUED PAYROLL

As of June 30, 2006, the Company recorded $120,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the three and six months ended June 30, 2006 and 2005 the Company recorded an expense of $70,819 and $120,819 and $35,417 and $66,667, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of June 30, 2006.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 7.  NOTES PAYABLE - RELATED PARTY

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid their note balances. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution as of June 30, 2005. As on June 30, 2006, $7,500 had been repaid to one of the officers. The two other officers and one employee were repaid their respective notes in July 2006.

NOTE 8.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. There was no beneficial conversion feature on the issue of the note payable.

NOTE 9.  EQUITY TRANSACTIONS

Between January and June , 2006 the Company sold 4,320,000 shares of common stock for proceeds of $216,000 to a total of 12 investors.

In April 2006, the Company's Board of Directors adopted the Teeka Tan Products, Inc. 2006 Equity Compensation Plan (the "Plan"). The Company has reserved 10,000,000 shares of its common stock for issuance under the Plan, which was adopted to provide the Company with flexibility in compensating certain of its sales, administrative and professional employees and consultants and to conserve its cash resources. The issuance of shares under the Plan is restricted to persons who are closely-related to the Company and who provide it with bona fide services in connection with the sales and marketing of its products or otherwise in connection with its business as compensation. The eligible participants include directors, officers, employees and non-employee consultants and advisors. Management of the Company anticipates that a substantial portion of the shares available under the Plan will be issued over time as compensation to its employees and consultants and advisors who provide services in the sales, marketing and promotion of the Company's products. The Board of Directors has no present intent to issue any shares under the Plan to members of the Board who are also the Company's executive officers.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 9.  EQUITY TRANSACTIONS (CONTINUED)

In April 2006 the Company issued a total of 1,500,000 common stock options pursuant to the Plan at an exercise price of $.07 per share as compensation to three employees. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 5.0%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of three months. The Company valued these options at $39,284. The Company received a $35,000, 4% demand promissory note from each of the three employees. The Company recorded a subscription receivable in the amount of $105,000 for these demand notes.

On April 1, 2006 the Company entered into an agreement for investor relations. The Company agreed to sell a total of 2,000,000 shares of common stock at a price of $200. In July 2006 the Company cancelled the agreements and the shares were retired.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of June 30, 2006.

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid their note balances. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution as of June 30, 2006.

NOTE 10. AUTHORIZED SHARES

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

NOTE 11. WARRANTS

The Company issued 1,000,000 warrants on March 13, 2006, at an exercise price of $.05 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 11. WARRANTS (CONTINUED)

weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company valued these warrants $78,201. For the three and six months ended June 30, 2006 the Company recorded $3,899 and $4,885, respectively, of amortization expense associated with the warrants.

NOTE 12. COMMITMENTS AND CONTINGENCIES

LICENSING AGREEMENT

On March 13, 2006, the Company entered into an agreement with Nidaria Technology Ltd. providing the Company with exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and Caribbean for a period of five years. Pursuant to the agreement the Company committed to a five year marketing budget expenditure of at least $1 million. In addition the Company agreed to pay Nidaria for the exclusive rights the following additional compensation:

         First year ......   $ 75,000.00
         Second year .....   $ 75,000.00
         Third year ......   $ 50,000.00
         Fourth year .....   $ 50,000.00
         Fifth year ......   $ 50,000.00

The compensation would be paid at the beginning of each year.

NOTE 13. COMMON STOCK SUBJECT TO RESCISSION OFFER

In October 2003, the Company learned that the private placement offers made both prior to and after February 14, 2003 may have violated federal securities laws based on the inadequacy of the Company's disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to both investors who acquired the Company's common stock prior to February 13, 2003 and who had received the initial rescission offer, as well as to investors who had acquired the Company's common stock subsequent to February 14, 2003, since they were not informed of the original rescission offer. As such, the proceeds of $181,200 from the issuance of 18,120,000 shares of common stock through April 30, 2003 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

In March 2005, the Company refunded one investor their investment of $6,000 plus accrued interest of $1,153 in the return of 600,000 shares of common stock.

In September 2005, the Company refunded one investor their investment of $1,500 plus accrued interest of $325 in the return of 150,000 shares of common stock.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 14. RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company recorded $120,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the three and six months ended June 30, 2006 and 2005 the Company recorded an expense of $70,819 and $120,819 and $35,417 and $66,667, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of June 30, 2006.

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid their note balances. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution as of June 30, 2005. As on June 30, 2006, $7,500 had been repaid to one of the officers. The two other officers and one employee were repaid their note balances in July 2006.

NOTE 15. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $341,327 for the six months ended June 30, 2006, a working capital deficiency of $239,155, a stockholders' deficiency of $382,634 and cash used in operations of $199,244. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 16. SUBSEQUENT EVENTS

If July 2006 two officers of the Company and one employee were each repaid their $7,500 note balances.

In August 2006 the Company issued 500,000 shares of common stock pursuant to an agreement entered into with SYVAX, Inc. DBA Shark Defense related to research, development and resting of shark-repellent sunscreen.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this quarterly report.

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also the distributor of the Safe Sea Jellyfish Sting Protective Lotion under an exclusive licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, Bermuda, the Bahamas, Dominican Republic, Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

         Formed in 2002, we are a relatively new company with no long history of operations on which an investor can evaluate our historical and future financial performance. During fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. In February 2006 we entered into an agreement to distribute Safe Sea Jellyfish Sting Protective Lotion, which is marketed by its manufacturer as the worlds only patented lotion that helps prevent against the stinging of most Jellyfish, Man-o-war, Sea Lice, Sea Nettle and Fire Corals. Under the terms of the agreement we have the exclusive right to distribute Safe Sea in the retail consumer markets in the United States, the Caribbean and Mexico for a period of five years.

         The suncare industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and the end of second quarter fiscal 2006 we have been successful in steadily increasing the number of our customers we have begun to penetrate national chain stores with sales to a number of Walgreens locations in Florida and South Carolina.

         The principal features of our growth strategy for fiscal 2006 include:

         o leverage our distributorship of Safe Sea Jellyfish Sting Protective Lotion product which we believe is a retailer "must carry." With that relationship we believe that we will be able to use our sun screen, tanning oil, after-sun and lip balm products as well as our merchandising and promotion materials to expand our role in the stores;

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

         o attend marketing conferences that give us increased exposure to independent and corporate retailers throughout the country. Two conferences recently attended are the Surf Expo held in Orlando, Florida in January 2006 of this year and the ECRM- Sun Care conference held in Ft. Lauderdale, Florida in July of 2006. We believe that both conferences have given us nationwide sales and marketing exposure with a relatively small investment in time, money and human resources,

         o develop a distributor network in the marine, gift and consumer product industries. Contacts in these networks have been established through research and the attendance of the aforementioned conferences, and will be invaluable when seeking to distribute our products nationwide and to foreign locations, and

         o continue the introduction of new products. We are currently testing a sunscreen formation which contains a shark repellent. We have hired SYVAX, Inc. DBA Shark Defense to assist us in the preparation and filing of a provisional patent application for the formula, as well as experimental design and technical support. We are seeking to develop additional unique products such as this product which we believe we can leverage to increase the distributorship of our core line of sunscreen products.

         In order to continue to grow our business and implement these marketing initiatives and to satisfy our current obligations we will need to raise additional working capital. As discussed elsewhere herein, there are no assurances we will be successful in raising capital as needed, or upon terms satisfactory to us. A lack of sufficient working capital will significantly hinder our abilities to continue to grow our revenues and report profitable operations in future periods.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

                                                                          Increase/        Increase/
                                 Six Months Ended   Six Months Ended     (Decrease)       (Decrease)
                                   June 30, 2006      June 30, 2005    $ 2006 vs 2005   % 2006 vs 2005
                                 ----------------   ----------------   --------------   --------------
Sales ...........................   $ 164,950          $  91,107          $  73,843          81.1%
Gross profit ....................      42,256             45,610             (3,354)        (7.4)%

Operating expenses:
   General and administrative
     expenses ...................     210,242            151,728             58,514          38.6%
   Salary expenses officers' ....     120,819             66,667             54,152          81.2%
   Stock compensation expense ...      39,284                  0             39,284           100%
   Depreciation .................       3,948              1,977              1,971          99.7%
                                    ---------          ---------          ---------         ------

Total operating expenses ........     374,293            220,372            153,921          69.8%
                                    ---------          ---------          ---------         ------

Net (loss) from operations ......    (332,037)          (174,762)           157,275          90.0%

Total other (income) and expenses       9,290            (16,055)            25,345             NM
                                    =========          =========          =========         ======

Net loss ........................   $(341,327)         $(158,707)         $ 182,620           115%
                                    =========          =========          =========         ======

NM = not meaningful

OTHER KEY INDICATORS:
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                                          % of
                                                       2006     2005     change
                                                       -----    -----    -------
Cost of goods sold as a percentage of sales ........   74.4%    49.9%    + 24.5%
Gross profit margin as a percentage of sales .......   25.6%    50.1%    - 24.5%
Total operating expenses as a percentage of sales .. 227% 242% - 15.0% G&A expenses, including officers' salaries,
  as a percentage of sales .........................    201%     240%    - 39.0%

SALES

         We reported sales of $164,950 for the six months ended June 30, 2006, an increase of $73,843 or approximately 81% from the six months ended June 30, 2005. During the six months ended June 30, 2006 approximately 65% of our revenues were attributable to sales of our Teeka Tan line of suncare products and approximately 35% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion. The increase in our revenues for the six months ended June 30, 2006 from the comparable period in fiscal 2005 reflects our continued efforts to establish new accounts in our target market areas as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. Our exclusive distribution of Safe Sea is key to our ability to continue to increase our revenues in future periods as it not only generates revenues for our company but it also provides a means to further increase the distribution of our proprietary products. Safe Sea's manufacturer, however, is located in Israel. While our current inventory level of the product should be sufficient for the next four months, the conflict between Israel and Hezbollah could impact our ability to obtain replacement inventory which would have a material adverse affect on our sales in future periods. In addition, the third quarter of fiscal 2005 was adversely affected by the effect of a number of hurricanes which either made landfall in Florida or otherwise impacted areas in which our products are distributed. We cannot predict if our projected sales for the third quarter of fiscal 2006 will be likewise adversely impacted.

COST OF GOODS SOLD AND GROSS PROFIT

         Our costs of sales as a percentage of sales increased to approximately 74.4% for six months ended June 30, 2006 as compared to approximately 49.9% for six months ended June 30, 2005. As a result of the increase in our cost of sales as a percentage of sales our gross profit margin for six months ended June 30, 2006 decreased approximately 24.5% to approximately 25.6% from approximately 50.1% for six months ended June 30, 2005. The increases in cost of goods sold as a percentage of revenues and decreases in margins during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is the result of both increased packaging costs and the introduction of Safe Sea to our product line which carries a lower profit margin than our other products. During the six months ended June 30, 2005 our packaging costs were reduced as a result of our wholesale purchase at a one-time reduced price of certain packaging components. We have substantially used those components and, accordingly, our costs of sales during the six months ended June 30, 2006 reflects our normal packaging costs. As a result of the terms of the licensing agreement we entered into in February 2006 with Nidaria Technology Ltd. we believe that our margins on the Safe Sea product will increase in future periods.

TOTAL OPERATING EXPENSES

         Our total operating expenses for six months ended June 30, 2006 increased $153,921, or approximately 90%, from six months ended June 30, 2005. Included in this increase was an increase in general and administrative expenses of $58,514, or approximately 39%, for six months ended June 30, 2006 from six months ended June 30, 2005. This increase in general and administrative expenses included licensing fees of approximately $23,425 related to the Safe Sea product for which we did not have a comparable expense in fiscal 2005. Other increases is general and administrative expenses included:

         o an increase of approximately $10,542 in salaries, compensation and related expenses. This increase reflects the addition of two full time sales persons during the later part of fiscal 2005. We believe that salaries, compensation and related expenses will remain relatively constant during the last six months of fiscal 2006 from the first six months of fiscal 2006,

         o an increase of approximately $5,700 in auto expense attributable to the addition to two sales persons in later part of fiscal 2005,

         o an increase of approximately $3,800 in professional fees related to our obligations as a public company, and

         o an increase of approximately $5,326 in marketing, promotion and advertising expenses.

         These increases were offset by a decrease of approximately $8,886 in bad debt expense for which we did not have comparable a expense in fiscal 2006.

         During the six months ended June 30, 2006 salary expense officers increased $54,152, or approximately 81%, from the six months ended June 30, 2005 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations.

         During the six months ended June 30, 2006 we recognized stock compensation expense of $39,284 which represents the fair value of stock options we granted to three employees under our 2006 Equity Compensation Plan. We did not have a comparable expense in the fiscal 2005 period. In April 2006 we granted these employees options to purchase an aggregate of 1,500,000 shares of our common stock with an exercise price of $0.07 per share. Following the granting of these options each of the employees exercised the option and tendered to us a demand promissory notes in the aggregate principal amount of $105,000 which bear interest at the rate of 5% per annum. The amount of these notes is reflected on our balance sheet at June 30, 2006 as a subscription receivable.

         During six months ended June 30, 2006 depreciation expense also increased $1,971 from six months ended June 30, 2005 which also includes the purchase of two additional vehicles for use by our sales personnel.

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

OTHER (INCOME) AND EXPENSES

         Other (income) and expenses for six months ended June 30, 2006 represented interest expense of $10,455 as compared to interest expense of $12,263 for six months ended June 30, 2005. In addition, other (income) and expenses for six months ended June 30, 2005 included a one-time gain on recission interest of $28,318 which represents interest we had accrued during fiscal 2004 in connection with the rescission offer to our stockholders which was completed in March 2005. We did not have a comparable gain in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as going concern. At June 30, 2006, we had cash on hand of approximately $61,000. and a working capital deficiency of approximately $239,155, which includes $22,500 of short term debt due to our executive officers and an employee.

         During six months ended June 30, 2006, our cash balance increased $10,788. This increase consisted of $199,244 used in operating activities offset by $210,032 provided by financing activities.

         Cash flows used in operating activities for six months ended June 30, 2005 increased slightly to $199,244 as compared to $185,866 for the six months ended June 30, 2005. This change, which includes an increase in our net loss for the six months ended June 30, 2005 of $182,620 from the six months ended June 30, 2005, is primarily attributable to changes in operating assets and liabilities including an increase in accounts receivable of $15,368 as a result of our increased sales, an increase in accounts payable and accrued expenses of $43,029 which reflects our efforts to conserve cash resources to fund inventory and the growth of our company, an increase in prepaid expenses of $13,350 which represents payment of marketing expenses for trade show which we attended in June 2006and an increase of accrued payroll of $54,216 as a result of salary increases under the terms of the employment agreements with our executive officers.

         Cash flows used in investing activities were $0 for the six months ended June 30, 2006 as compared to $37,947 for the six months ended June 30, 2005. We purchased certain fixed assets in the fiscal 2005 period and did not have comparable purchases in the fiscal 2006 period.

         Cash flows from financing activities increased $66,032 during six months ended June 30, 2006 from the comparable period in fiscal 2005. This increase is primarily attributable to proceeds from the sale of our securities during the fiscal 2006 period. During the six months ended June 30, 2006 we received $216,000 from the issuance of securities as compared to $150,000 during the six months ended June 30, 2005.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $1,401,631 at June 30, 2006. While we do not presently have any commitments for capital expenditures, in February 2006, we entered into an agreement with Nidaria Technology Ltd. which granted us exclusive distribution rights for Nidaria's Safe Sea Jellyfish Sting Protective Lotion in the consumer retail markets in the United States, Mexico and Caribbean for a period of five years. Under the terms of the agreement, we are required to satisfy minimum purchase requirements over the five-year term and we are obligated to provide a license fee of between $45,000 and $75,000 per year in order to maintain exclusivity. In addition, we committed to a marketing budget of at lease $1 million for the five year the term of the agreement.

         In addition to our obligations under this licensing agreement, we have $200,000 principal amount outstanding under a debenture due on August 26, 2006. At present we do not have sufficient funds to satisfy this obligations. Based upon discussions with the holder of the $200,000 principal amount debenture, we anticipate that we will extend the due date of the debenture for an additional one year period prior to its maturity date.

         If we are unable to either pay the licensing fees to Nidaria Technology Ltd. as they become due or fulfill the our obligations regarding the marketing budget, Nidaria Technology Ltd. could terminate our license agreement. In addition, even if we fulfill the terms of the licensing agreement, if the conflict involving Israel and Hezbollah should escalate, or if Israel should become involved in other conflicts in the Middle East, our ability to obtain sufficient Safe Sea product to satisfy customer demand could be in jeopardy. As sales of Safe Sea represented approximately 35% of our revenues for the six months ended June 30, 2006, any disruption in the supply of this product could have a material adverse impact on our results of operations in future periods.

         At June 30, 2006 we had accrued salaries due our executive officers of $120,833. These officers have agreed to continue to defer payment of their salaries until such time as we have sufficient working capital to satisfy these obligations. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future, or to satisfy these debt obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to us and have no effect on the financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In June 2006 we sold an aggregate of 800,000 shares of our common stock to two accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on the exemption provided by
Section 4(2) of that act. We received proceeds of $40,000 in these transactions and did not pay a commission on the sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

AGREEMENT WITH SHARK DEFENSE

         In August 2006 we entered into an agreement with SYVAX, Inc. DBA Shark Defense ("Shark Defense") related to our continuing activities in the research, development and testing of a shark-repellent sunscreen formulation. Previously, in April 2006 we had entered into a research agreement with that company for the evaluation of the behavior of sharks in the presence of our sunscreen formulations which contain Shark Defense's semiochemical shark repellent. Under the terms of the August 2006 agreement, Shark Defense will assist us in the preparation and filing of a provisional patent application for a shark-repellent sunscreen formulation, experimental design and testing and technical support. As compensation we issued Shark Defense 500,000 shares of our common stock, valued at $30,000, which such expense will be recognized in the third quarter of fiscal 2006. We agreed to include those shares in a registration statement we intend to file with the SEC so as to permit the public resale thereof. The transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipient of the shares was a sophisticated investor and acquired the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

GRANTING OF OPTIONS TO EMPLOYEES

         In April 2005 we granted three employees options to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.07 per share under our 2006 Equity Compensation Plan as additional compensation for their services. On April 25, 2006 these employees exercised these options and delivered to us demand promissory notes, each in the amount of $35,000, bearing interest at 7% per annum as payment for the option exercise prices.

TERMINATION OF CONSULTING AGREEMENT

         On April 1, 2006 we entered into a six month agreement with Oceanic Consulting, LLC to provide investor relations for our company. As compensation for its services we sold the consultant a total of 2,000,000 shares of common stock at a price of $200. On July 14, 2006 the agreement was mutually terminated and Oceanic Consulting, LLC returned the 2,000,000 shares to us which have been cancelled and return to the status of authorized but unissued shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

Dated:  August 14, 2006