Form 10QSB
period 2006-09-30
TEEKA TAN PRODUCTS, INC.
filed 2006-11-20
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 80,089,999 shares of common stock as of November 16, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TEEKA TAN PRODUCTS, INC.

               Form 10-QSB for the period ended September 30, 2006

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

                                      INDEX


PART I.  FINANCIAL INFORMATION.................................................1

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at September 30, 2006 (unaudited)..........1

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 (unaudited).............2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005(unaudited)................................3

         Notes to Consolidated Financial Statements (unaudited)................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............12

Item 3.  Controls and Procedures..............................................19


PART II. OTHER INFORMATION....................................................20

Item 1.  Legal Proceedings....................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of a Matters to a Vote of Security Holders................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS:
  Cash ..........................................................   $     3,179
  Accounts receivable, net ......................................        30,589
  Prepaid licenses ..............................................        32,671
  Inventory .....................................................       123,770
                                                                    -----------
    Total currents assets .......................................       190,209
                                                                    -----------

Property and equipment, net .....................................        26,797

Deposits ........................................................         1,450
                                                                    -----------

    TOTAL ASSETS ................................................   $   218,456
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable .................................................   $    30,741
Accrued licenses ................................................        75,000
Accrued interest ................................................        41,839
Accrued payroll .................................................       195,833
Note payable ....................................................       200,000
                                                                    -----------
    Total current liabilities ...................................       543,413

Common Stock Subject to Rescission Offer, $.0001  par value,
  17,370,000 shares issued and outstanding ......................       173,700
                                                                    -----------

COMMITMENTS AND CONTINGENCIES ...................................             -

STOCKHOLDERS' DEFICIT
Deferred compensation ...........................................       (69,374)
Common stock $.0001 par value authorized 200,000,000 shares
  62,219,999 shares issued and outstanding ......................         6,222
Additional paid-in capital ......................................     1,221,091
Subscription receivable .........................................      (105,000)
Accumulated deficit .............................................    (1,551,596)
                                                                    -----------
    TOTAL STOCKHOLDERS' DEFICIT .................................      (498,657)
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................   $   218,456
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                  TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                (UNAUDITED)
__________________________________________________________________________________________________________
                                                 For the Three Months             For the Nine Months
                                                  Ended September 30,             Ended September 30,
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------
Sales ....................................   $     60,801    $     17,327    $    225,751    $    108,434
Cost of goods sold .......................         18,606          17,151         141,300          62,648
                                             ------------    ------------    ------------    ------------

  Gross Profit ...........................         42,195             176          84,451          45,786

OPERATING EXPENSES:
  General and administrative expenses ....         80,196          94,996         290,438         240,458
  Salary expense officers' ...............         75,014          50,000         195,833         122,918
  Stock compensation .....................         29,964               -          69,248               -
  Depreciation ...........................          1,974           1,508           5,922           3,485
                                             ------------    ------------    ------------    ------------

  TOTAL OPERATING EXPENSES ...............        187,148         146,504         561,441         366,861
                                             ------------    ------------    ------------    ------------

Net loss from operations .................       (144,953)       (146,328)       (476,990)       (321,075)

Other (Income) and Expenses
  Interest expense .......................          5,041           5,468          15,496          17,264
  Interest (income) ......................            (29)              -          (1,194)              -
  Gain on rescission interest ............              -               -               -         (28,318)
                                             ------------    ------------    ------------    ------------
                                                    5,012           5,468          14,302         (11,054)

  Net loss before income taxes ...........       (149,965)       (151,796)       (491,292)       (310,021)
                                             ------------    ------------    ------------    ------------

  Income taxes ...........................              -               -               -               -
                                             ------------    ------------    ------------    ------------
NET LOSS .................................   $   (149,965)   $   (151,796)   $   (491,292)   $   (310,021)
                                             ------------    ------------    ------------    ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ....     62,143,912      55,500,000      59,597,058      54,614,099
                                             ============    ============    ============    ============

Basic and Fully diluted net loss per share   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                             ============    ============    ============    ============

                       See accompanying notes to consolidated financial statements.

                                                     2

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)
________________________________________________________________________________

                                                           For the Nine Months
                                                           Ended September 30,
                                                             2006        2005
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(491,292)  $(310,021)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation .......................................      5,922       3,485
    Stock compensation .................................     69,284           -
    Allowance for uncollectible accounts ...............      5,476      12,998
    Amortization of prepaid licenses ...................     42,329           -
    Amortization of warrants ...........................      8,827           -
  Changes in operating assets and liabilities
    Accounts receivable ................................    (29,751)    (16,680)
    Inventory ..........................................    (49,477)    (44,649)
    Deposits ...........................................          -         729
    Accrued interest ...................................     15,019           -
    Accounts payable and accrued expenses ..............     (5,007)    (21,487)
    Accrued payroll ....................................    195,833     122,919
                                                          ---------   ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ............   (232,837)   (252,706)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets .............................          -     (37,482)
                                                          ---------   ---------
    CASH FLOWS USED IN INVESTING ACTIVITIES ............          -     (37,482)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ...............    216,000     150,000
  Repayment of notes payable - related party ...........    (30,000)          -
  Refund of stock subject to recession .................          -      (7,500)
                                                          ---------   ---------

    CASH FLOWS FROM FINANCING ACTIVITIES ...............    186,000     142,500
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...    (46,837)   (147,688)

CASH AND CASH EQUIVALENTS, Beginning ...................     50,016     213,752
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, Ending ......................  $   3,179   $  66,064
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid ..........................................  $       -   $       -
                                                          =========   =========
Income taxes ...........................................  $       -   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at September 30, 2006, the Company did not have cash in excess of FDIC limits.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended September 30, 2006 were $13 and $1,923, respectively, and for the three and nine months ended September 30, 2005 total advertising costs were 1,635, and $7,751, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2006 and 2005, the weighted average number of common shares equivalents outstanding during the period were 13,830,000 shares and 11,330,000 shares, respectively. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive or their effect is not material.

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

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

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2006 consisted of the following:

         Accounts receivable ............................     $ 51,550
         Less allowance for doubtful accounts ...........      (20,961)
                                                              --------
                     Accounts receivable, net ...........     $ 30,589
                                                              ========

During the three months ended September 30, 2006 the Company increased its allowance for doubtful accounts by $5,475.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4.  PROPERTY AND EQUIPMENT

At September 30, 2006 property and equipment consisted of the following:

         Computer equipment ...........................       $  1,882
         Automobiles ..................................         30,949
         Equipment ....................................          7,000
         Less accumulated depreciation ................        (13,034)
                                                              --------
                                                              $ 26,797
                                                              ========

Depreciation expense for the three and nine months ended September 30, 2006 and 2005 was $1,974, $5,922 and $1,508 and $3,485, respectively.

NOTE 5.  PREPAID LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the three and nine months ended September 30, 2006 the Company recorded amortization expense of $18,904 and $42,329, respectively.

         Licenses amount .............................        $ 75,000
         Amortization ................................         (42,329)
                                                              --------
                             Balance .................        $ 32,671
                                                              ========

NOTE 6.  ACCRUED PAYROLL

As of September 30, 2006, the Company recorded $195,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the three and nine months ended September 30, 2006 and 2005 the Company recorded an expense of $75,014 and $195,833 and $50,000 and $122,918, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of September 30, 2006.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 7.  NOTES PAYABLE - RELATED PARTY

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution. On July 21, 2006, the three officers and one employee were repaid their respective notes.

NOTE 8.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. There was no beneficial conversion feature on the issue of the note payable. On August 26, 2006 both parties agreed to extend the maturity date of the note until August 26, 2007.

NOTE 9.  EQUITY TRANSACTIONS

Between January and June 2006 the Company sold 4,320,000 shares of common stock for proceeds of $216,000 to a total of 12 investors.

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 9.  EQUITY TRANSACTIONS (CONTINUED)

In April 2006 the Company issued a total of 1,500,000 common stock options pursuant to the Plan at an exercise price of $.07 per share as compensation to three employees. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 5.0%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of three months. The Company valued these options at $39,284. The Company received a $35,000, 4% demand promissory note from each of the three employees. The Company recorded a subscription receivable in the amount of $105,000 for these demand notes.

On April 1, 2006 the Company entered into an agreement for investor relations. The Company agreed to sell a total of 2,000,000 shares of common stock at a price of $200. In July 2006 the Company cancelled the agreements and the shares were retired.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of September 30, 2006.

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid their note balances. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution as of September 30, 2006.

In July 2006 the Company issued 500,000 shares of common stock with a fair market value of $30,000 on the date of issuance to Shark Defense, LLC.. In exchange the Company received scientific and intellectual property services related to the development of a shark-repellant sunscreen formulation.

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 11. WARRANTS (CONTINUED)

weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company valued these warrants $78,201. For the three and nine months ended September 30, 2006 the Company recorded $3,942 and $8,827, respectively, of amortization expense associated with the warrants.

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

         First year        $75,000
         Second year       $75,000
         Third year        $50,000
         Fourth year       $50,000
         Fifth year        $50,000

The compensation would be paid at the beginning of each year.

The Company has agreed to purchase minimum amounts of products over the next five years of:

         First year        $ 52,500
         Second year       $ 87,500
         Third year        $105,000
         Fourth year       $166,250
         Fifth year        $218,750

In addition the Company agrees to commit to a five year marketing budget of at least $1,000,000.

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 13. COMMON STOCK SUBJECT TO RESCISSION OFFER (CONTINUED)

In March 2005, the Company refunded one investor their investment of $6,000 plus accrued interest of $1,153 in the return of 600,000 shares of common stock.

In September 2005, the Company refunded one investor their investment of $1,500 plus accrued interest of $325 in the return of 150,000 shares of common stock.

NOTE 14. RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company recorded $195,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the three and nine months ended September 30, 2006 and 2005 the Company recorded an expense of $75,014 and $195,833 and $50,000 and $122,918, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of September 30, 2006.

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer had been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution. On July 21, 2006, the three officers and one employee were repaid their respective notes.

NOTE 15. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $491,292 for the nine months ended September 30, 2006, a working capital deficiency of $353,204, a stockholders' deficiency of $498,657 and cash used in operations of $232,837. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 16. SUBSEQUENT EVENTS

On October 31, 2006, two Directors and an employee each loaned the Company $3,000 pursuant to a demand promissory note. The notes bear interest at a rate of 4% per annum payable upon demand.

On November 1, 2006 the Company issued 500,000 shares of common stock to an employee for compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this quarterly report.

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also the distributor of the Safe Sea Jellyfish Sting Protective Lotion under an exclusive licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, Dominican Republic, Alabama, New Hampshire, Rhode Island, Connecticut, New York, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

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

         The suncare industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and through the third quarter fiscal 2006 we have been successful in increasing the number of our customers we have begun to penetrate national chain stores with sales to a number of Walgreens locations in Florida and South Carolina.

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

         o utilize our sales representative to enter into new markets and new retail outlets. The Teeka Tan SPF 30 1.5 oz. mini-bottles were developed specifically for convenience markets such as golf courses, pro shops, point of purchase displays and other impulse-type markets. We believe that having our representatives add this type of retail outlet to their list of prospective accounts it gives them increased opportunities for sales while maintaining a manageable service area;

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

         o develop a distributor network in the marine, gift and consumer product industries as well as larger retail chains. Contacts in these networks have been established through research and the attendance of the aforementioned conferences, and will be invaluable when seeking to distribute our products nationwide and to foreign locations, and

         o continue the introduction of new products. We are currently testing a sunscreen formation which contains a shark repellent. We have hired SYVAX, Inc. DBA Shark Defense to assist us in the preparation and filing of a provisional patent application for the formula, as well as experimental design and technical support. We are seeking to develop additional unique products such as this product which we believe we can leverage to increase the distributorship of our core line of sunscreen products.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                   Nine Months Ended      Nine Months Ended         Increase/         Increase/
                                   September 30, 2006     September 30, 2005       (Decrease)        (Decrease)
                                       (unaudited)            (unaudited)        $ 2006 vs 2005    % 2006 vs 2005
                                   ------------------     ------------------     --------------    --------------
Sales .............................    $ 225,751              $ 108,434              117,317            108%
Gross profit ......................       84,451                 45,786               38,665           84.4%

Operating expenses:
General and administrative expenses      290,438                240,458               49,980           20.8%
Salary expenses officers' .........      195,833                122,918               72,915           59.3%
Stock compensation ................       69,248                      -               69,248            100%
Depreciation ......................        5,922                  3,485                2,437           69.9%
                                       ---------              ---------            ---------           -----
  Total operating expenses ........      561,441                366,861              194,580           53.0%

Net (loss) from operations ........     (476,990)              (321,075)             155,915           48.6%

Total other (income) and expenses .       14,302                (11,054)              25,356              NM
                                       ---------              ---------            ---------           -----

Net loss ..........................    $(491,292)             $(310,021)             181,271           56.5%
                                       =========              =========            =========           =====

NM = not meaningful

OTHER KEY INDICATORS:
                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     -----------------     % OF
                                                      2006       2005     CHANGE
                                                     ------     ------    ------

Cost of goods sold as a percentage of sales .......   62.6%      57.8%     +4.8%
Gross profit margin as a percentage of sales ......   37.4%      42.2%     -4.8%
Total operating expenses as a percentage of sales .    249%       338%      -89%
G&A expenses, including officers' salaries,
 as a percentage of sales .........................    215%       335%     -120%

SALES

         We reported sales of $225,751 for the nine months ended September 30, 2006, an increase of $117,317 or approximately 108% from the nine months ended September 30, 2005. During the nine months ended September 30, 2006 approximately 59% of our revenues were attributable to sales of our Teeka Tan line of suncare products and approximately 41% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion. The increase in our revenues for the nine months ended September 30, 2006 from the comparable period in fiscal 2005 reflects our continued efforts to establish new accounts in our target market areas as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. Our exclusive distribution of Safe Sea is key to our ability to continue to increase our revenues in future periods as it not only generates revenues for our company but it also provides a means to further increase the distribution of our proprietary products. Safe Sea's manufacturer, however, is located in Israel. While our current inventory level of the product is sufficient to meet our needs for the foreseeable future, any renewed conflict in the Middle East involving Israel could impact our ability to obtain replacement inventory which would have a material adverse affect on our sales in future periods. In addition, the third quarter of fiscal 2005 was adversely affected by the effect of a number of hurricanes which either made landfall in Florida or otherwise impacted areas in which our products are distributed. We did not experience any weather-related interruptions during the third quarter of fiscal 2006.

COST OF GOODS SOLD AND GROSS PROFIT

         Our costs of sales as a percentage of sales increased to approximately 62.6% for nine months ended September 30, 2006 as compared to approximately 57.8% for nine months ended September 30, 2005. As a result of the increase in our cost of sales as a percentage of sales our gross profit margin for nine months ended September 30, 2006 decreased approximately 4.8% to approximately 37.4% from approximately 42.2% for nine months ended September 30, 2005. The increases in cost of goods sold as a percentage of revenues and decreases in margins during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is the result of both increased packaging costs and the introduction of Safe Sea to our product line which carries a lower profit margin than our other products. During the nine months ended September 30, 2005 our packaging costs were reduced as a result of our wholesale purchase at a one-time reduced price of certain packaging components. We have substantially used those components and, accordingly, our costs of sales during the nine months ended September 30, 2006 reflects our normal packaging costs.

TOTAL OPERATING EXPENSES

         Our total operating expenses for nine months ended September 30, 2006 increased $194,580, or approximately 53%, from nine months ended September 30, 2005. Included in this increase was an increase in general and administrative expenses of $49,980, or approximately 21%, for nine months ended September 30, 2006 from nine months ended September 30, 2005. This increase in general and administrative expenses included licensing fees of approximately $42,000 related to the Safe Sea product for which we did not have a comparable expense in fiscal 2005. Other increases is general and administrative expenses included increases in salaries, compensation and related expenses and auto expense which is attributable to the addition to two sales persons in later part of fiscal 2005, as well as increases in professional fees related to our obligations as a public company and marketing, promotion and advertising expenses. These increases were offset by a decrease of approximately $8,886 in bad debt expense for which we did not have comparable a expense in fiscal 2006.

         During the nine months ended September 30, 2006 salary expense officers increased $72,915, or approximately 59%, from the nine months ended September 30, 2005 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations.

         During the nine months ended September 30, 2006 we recognized stock compensation expense of $69,248 which represents the fair value of stock options we granted to three employees under our 2006 Equity Compensation Plan. We did not have a comparable expense in the fiscal 2005 period. In April 2006 we granted these employees options to purchase an aggregate of 1,500,000 shares of our common stock with an exercise price of $0.07 per share. Following the granting of these options each of the employees exercised the option and tendered to us a demand promissory notes in the aggregate principal amount of $105,000 which bear interest at the rate of 5% per annum. The amount of these notes is reflected on our balance sheet at September 30, 2006 as a subscription receivable.

         During nine months ended September 30, 2006 depreciation expense also increased $2,437 from nine months ended September 30, 2005 which also includes the purchase of two additional vehicles for use by our sales personnel.

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

OTHER (INCOME) AND EXPENSES

         Other (income) and expenses for nine months ended September 30, 2006 represented interest expense of $15,496 as compared to interest expense of $17,264 for nine months ended September 30, 2005. In addition, other (income) and expenses for nine months ended September 30, 2005 included a one-time gain on recission interest of $28,318 which represents interest we had accrued during fiscal 2004 in connection with the rescission offer to our stockholders which was completed in March 2005. We did not have a comparable gain in the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Following is a comparison of are certain selected items from our balance sheet at September 30, 2006 (unaudited) and our balance sheet at December 31, 2005 which appeared in our Annual Report on Form 10-KSB for the year ended December 31, 2005:

                                SEPTEMBER 30,
                                    2006          DECEMBER 31,      $ OF CHANGE      % CHANGE (+/-)
                                 (UNAUDITED)         2005          (2006 V 2005)      2006 V 2005
                                -------------     ------------     -------------     --------------
Working capital (deficit) .....   $(353,204)       $(649,202)         295,998            +45.6%
Cash ..........................   $   3,179        $  50,016          (46,837)           -93.6%
Accounts receivable, net ......   $  30,589        $   6,314           24,275             +385%
Prepaid licenses ..............   $  32,671        $       0           32,671              100%
Inventory .....................   $ 123,770        $  74,293           49,477            +66.6%
Total current assets, net .....   $ 190,209        $ 130,623           59,586            +45.6%
Total assets ..................   $ 218,456        $ 164,792           53,664            +32.6%
Accounts payable ..............   $  30,741        $  35,748           (5,007)           -14.0%
Accrued licenses ..............   $  75,000        $       0           75,000             +100%
Accrued interest ..............   $  41,839        $  28,251           13,588             48.1%
Accrued payroll ...............   $ 195,833        $ 485,826         (289,993)           -59.7%
Note payable ..................   $ 200,000        $ 200,000                0               n/a
Notes payable - related parties   $       0        $  30,000          (30,000)            -100%
Total current liabilities .....   $ 543,413        $ 779,825         (236,412)           -30.3%
Total liabilities .............   $ 543,413        $ 779,825         (236,412)           -30.3%

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as a going concern. At September 30, 2006, we had a working capital deficiency of approximately $353,204 as compared to a working capital deficiency of $649,202 at December 31, 2005. This change in working capital deficiency is primarily attributable to an increase of approximately $53,664 in current assets at September 30, 2006 from December 31, 2005, as well as a decrease in our current liabilities of $236,412 at September 30, 2006 from December 30, 2005.

         At September 30, 2006 we had cash on hand of $3,179 as compared to $50,016 at December 31, 2005. Subsequent to September 30, 2006 members of our management have advanced us an aggregate of $9,000 for working capital under demand promissory notes which bear interest at 4% per annum.

         The increase in our current assets at September 30, 2006 from December 31, 2005 included an increase of $24,275 in our accounts receivable, net of allowance of $20,961 for doubtful accounts. At December 31, 2005 we had an allowance for doubtful accounts of $15,486. The increase in accounts receivable reflects our increased sales. We increased our allowance for doubtful accounts as a result of the increase in the over 90 day accounts receivable due our company. During the balance of fiscal 2006 we are increasing our collection efforts.

         At September 30, 2006 we had inventory of $123,770, an increase of $49,477 or approximately 67%, from December 31, 2005. Approximately 48% of our inventory at September 30, 2006 is related to our Teeka Tan line of sun care products and the remaining approximately 52% is related to the Safe Sea Jellyfish Sting Protective Lotion, as compared to 100% and 0%, respectively, at December 31, 2005.

         Our current liabilities at September 30, 2006 decreased $236,412, or approximately 30%, from December 31, 2005. This decrease from period to period includes decreases in accounts payable, accrued payroll and notes payable - related parties, which were offset by increases in accrued licenses and accrued interest.

         In March 2006, we entered into an agreement with Nidaria Technology Ltd. which gives us the exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and Caribbean for a period of five years. Pursuant to the agreement, we agreed to pay an annual licensing fee of $75,000 and committed to a five year marketing budget expenditure of at least $1 million. At September 30, 2006 our balance sheet reflects an accrued liability of $75,000 which represents the initial year licensing fee which was to have been paid in March 2006 which is currently outstanding. The corresponding asset at September 30, 2006 of $32,671 represents the unamortized portion of this first year licensing fee.

         At September 30, 2006 we have an outstanding note payable in the principal amount of $200,000 which is due August 26, 2007 together with accrued interest on this note of $41,839. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share.

         Our balance sheet at September 30, 2006 reflects changes in liabilities from December 31, 2005 which are related party transactions, including:

         o A decrease of $289,993 in accrued payroll. At September 30, 2006 we have accrued payroll due our senior management of $195,833 as compared to $485,826 at December 31, 2006. In April Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., our executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of September 30, 2006. The amount of liability at September 30, 2006 reflects accrued compensation during fiscal 2006. Our senior management has elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future; and

         o A decrease of $30,000 in notes payable - related parties. In December 2005 our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. In June 2006 the lenders elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. In July 2006 the principal amount of the notes were repaid.

         During nine months ended September 30, 2006, our cash balance decreased $46,837. This decrease consisted of $232,837 used in operating activities offset by $186,000 provided by financing activities.

         Cash flows used in operating activities for nine months ended September 30, 2005 decreased slightly to $232,837 as compared to $252,706 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we used cash provided by operations to fund our net loss of $491,292, together with increases in accounts receivable of $29,751, inventory of $49,477, accrued interest of $15,019, accounts payable and accrued expenses of $5,007 and accrued payroll of $195,833. These increases were offset by an add back of non-cash items of $131,838. For the nine months ended September 30, 2005, we used cash provided by operations to fund our net loss of $310,021, together with increases in accounts receivable of $16,680, inventory of $44,649, accounts payable and accrued expenses of $21,487 and accrued payroll of $122,919. These increases were offset by a decrease in deposits of $729 together with an add back of non-cash items of $16,483.

         Cash flows used in investing activities were $0 for the nine months ended September 30, 2006 as compared to $37,482 for the nine months ended September 30, 2005. We purchased certain fixed assets in the fiscal 2005 period and did not have comparable purchases in the fiscal 2006 period.

         Cash flows from financing activities increased $43,500 during nine months ended September 30, 2006 from the comparable period in fiscal 2005. This increase is primarily attributable to proceeds from the sale of our securities during the fiscal 2006 period, net of repayment of notes payable related parties of $30,000. During the nine months ended September 30, 2006 we received $216,000 from the issuance of securities as compared to $150,000 during the nine months ended September 30, 2005.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $1,551,596 at September 30, 2006. While we do not presently have any commitments for capital expenditures, in February 2006, we entered into an agreement with Nidaria Technology Ltd. which granted us exclusive distribution rights for Nidaria's Safe Sea Jellyfish Sting Protective Lotion in the consumer retail markets in the United States, Mexico and Caribbean for a period of five years. Under the terms of the agreement, we are required to satisfy minimum purchase requirements over the five-year term and we are obligated to provide a license fee of between $50,000 and $75,000 per year in order to maintain exclusivity. In addition, we committed to a marketing budget of at lease $1 million for the five year the term of the agreement. At September 30, 2006 we owe $75,000 under the licensing agreement for the initial year licensing fee, and an additional $75,000 will become due an payable in January 2007. In addition to our obligations under this licensing agreement, we have a $200,000 principal amount outstanding under a debenture due in August 2007. At present we do not have sufficient funds to satisfy these obligations.

         If we are unable to either pay the licensing fees to Nidaria Technology Ltd. as they become due or fulfill our obligations regarding the marketing budget, Nidaria Technology Ltd. could terminate our license agreement. As sales of the Safe Sea product represented approximately 41% of our revenues for the nine months ended September 30, 2006, any disruption in the supply of this product could have a material adverse impact on our results of operations in future periods.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure. We do not, however, employ a Chief Financial Officer, Comptroller, or any other employee who is an accounting professional and we generally rely on third party consultants to provide our internal accounting services. This lack of proper accounting staff employed by us on a full time basis could result in control deficiencies in future periods, which such control deficiencies could constitute a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Until such time as we expand our employee base and maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles which is commensurate with our financial reporting requirements, it is possible that we may have a material deficiency in our disclosure controls and procedures in one or more future periods. As a result of our limited financial resources we have no present intention to hire, on a full time basis, such personnel.

         There have been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On November 1, 2006 we issued 500,000 shares of common stock valued at $25,000 to an employee for compensation. The recipient was a sophisticated investor who had access to applicable information concerning our company and could afford to bear the economic risk of the transaction. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         On October 31, 2006 Messrs. Brian John, Rich Miller and Frank Bennettto, our officers and directors, advanced us an aggregate of $9,000 for working capital under unsecured demand promissory notes which bear interest at 4% per annum.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                        Description
-----------                        -----------
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

Dated:  November 16, 2006