Form 10KSB
period 2006-12-31
TEEKA TAN PRODUCTS, INC.
filed 2007-03-28
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____ to _____

                       Commission file number: 333-109458

                            Teeka Tan Products, Inc.
                            ------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             13-4204191
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         5499 North Federal Highway, Suite D, Boca Raton, Florida 33487
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (561) 989-3600
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered

                None                                 not applicable
                ----                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

         State issuer's revenues for its most recent fiscal year. $245,312 for the fiscal year ended December 31, 2006.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $1,611,600 on March 26, 2007.

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 88,206,665 shares of common stock are issued and outstanding as of March 20, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes ___ No _X_


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation, and our subsidiary Teeka Tan, Inc., a Florida corporation.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also the distributor of the line of Safe Sea Sunscreen with Jellyfish Sting Protective Lotion under an exclusive licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in Florida, the Bahamas, the Dominican Republic, Belize, Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, South Carolina, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

THE SUN CARE INDUSTRY

         Both the United States and Western Europe have the most mature markets in global sun care products, valued at $4.3 billion in 2003. While somewhat seasonal with approximately 80% of sun care product sales occuring between mid-April through just after Labor Day, some sun care product sales occur year-round. Snowbirds and spring-breakers are buying sun care in the off-season months at an increasing rate and drug stores are the primary trade class reaping the rewards of this trend.

         According to Euromonitor International, the retail industry has erased three years of losses in the sun care business by augmenting messages about skin cancer with the need to use sun protection to fight aging. The following table shows the changes from 2005 to 2006 in estimated size of the sun care industry in the United States, Western Europe and certain prominent countries:

                                      2006 SALES            % CHANGE
                                    (U.S. DOLLARS)        2005 TO 2006
                                    --------------        ------------
         Western Europe               $2.3 billion             +6.1
         France                       $365 million            -0.3%
         Germany                      $158 million           -13.9%
         Italy                        $409 million            +5.4%
         Spain                        $422 million            +9.4%
         United Kingdom               $512 million           +16.9%
         United States              $1.156 billion            +6.9%

Source: Euromonitor International

         Globally, the sun care market is the fastest growing sector in the cosmetics and toiletries segment. Self-tanning was the largest category, showing a 14% increase from 2005 to 2006, and the United States is responsible for nearly 50% of those sales. Sun protection also made strides in sales gains, not in response to the warnings for skin cancer, but to the growing awareness of the premature aging effects of overexposure. Of the sun care sectors, sun protection is still the largest, accounting for 75.4% of sales. There is still a notable concentration in the market, with three top brands responsible for 49.4% of all sales.

         According to Euromonitor, the U.S. sun care market increased by 3.7%, reaching a total value of $1.1 billion in 2006. Euromonitor apportioned the 2006 sales as $820 million for sun protection, $313 million for sunless tanning and $22.5 million for after sun. By 2010, sales are estimated to reach $1.25 billion, a 13.6% increase. Sunless tanning products are the fastest growth segment of the sun care category and could make impressive gains; projected sales are $340 million by 2006 alone, an annual gain of 8.6%.

         Sun protection products are expected to experience continuous, steady growth as consumers seek to protect themselves from the harmful effects of excessive exposure to the sun. Consumers are becoming generally more aware of the dangers of ultraviolet rays, so product ease-of-use should continue to evolve and Baby Boomers will not refrain from active outdoor lifestyles (Household & Personal Products Industry, March 2006).

OUR TEEKA TAN(R) PRODUCT LINE

         Our Teeka Tan(R) product line consists of:

         o Suntan and Sunscreen products:

                  o Our tanning oils include Dark Tanning Oil SPF 6 and Dark Tanning Oil with Carrot Oil (no sunscreen). The products contain aloe vera, , Vitamins E, A and D and carrot oil and are designed to produce deep, dark and long-lasting tans. The products are package in 8 oz. sizes with a suggested retail price of $7.99,

                  o Our tanning lotions including our Dark Tanning Lotion SPF 4, Dark Tanning Lotion SPF 8 and Moisturizing Sunscreen Lotion SPF 15. These products contain aloe and Vitamin E and are designed to offer long lasting, water resistant, broad spectrum UVA and UVB protection. The lotions are packaged in 4 oz. sizes with a suggested retail price of $6.99,

                  o Our sunscreens including our Sport 30 Sunscreen Lotion SPF 30 and Moisturizing Sunscreen Lotion SPF 45. These gentle lotions are formulated with advanced sunscreen ingredients and provide long lasting, water resistant, broad spectrum UVA and UVB protection. The sunscreens are packaged in 4 oz. sizes with a suggested retail price of $7.99, and

                  o Our Kids Sunscreen Lotion SPF 45. This hypoallergenic product for children offers long lasting, water resistant, broad spectrum UVA and UVB protection. The 4 oz. package has a suggested retail price of $7.99.

         o After sun products:

                  o Our Aloe Vera Cooling Gel soothes, cools and moisturizes skin which has been exposed to the sun while helping to prevent peeling. The gel is packaged in a 8oz. size with a suggested retail price of $6.99,

                  o Our After Sun Tan Extender Moisturizing Lotion is formulated with cocoa butter, aloe, Vitamin E and other natural skin conditioners to soothe, moisturize and replenish the skin. The light, non-greasy lotion helps nourish and soften the skin to prevent peeling and contains antioxidants which help repair and moisturize sun damaged skin. The product is packaged in an upscale, cosmetic-type container and the 8 oz. size has a suggested retail price of $8.99., and

                  o Our After Sun Skin Replenisher contains carrot oil, cocoa butter, collagen and silk amino acids and is designed to be used regularly as a daily moisturizer. The product is packaged in an upscale, cosmetic type container and the 8 oz. size has a suggested retail price of $8.99.

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

SAFE SEA SUNSCREEN WITH JELLYFISH STING PROTECTIVE LOTION

         In March 2006 we entered into an agreement to distribute the Safe Sea line of sun care products. We believe the distribution agreement gives us an opportunity to cross-market our Teeka Tan(R) product line and Safe Sea product line through new and existing distribution channels. The line of Safe Sea Sunscreen with Jellyfish Sting Protective Lotion includes:

         o Safe Sea with 30+SPF sunscreen,
         o Safe Sea with 50 SPF sunscreen,
         o Safe Sea with 30 SPF sunscreen,
         o Safe Sea lotion with 15 SPF, and
         o Safe Sea sting lotion without sunscreen.

         The Safe Sea line was designed to protect against most marine stingers, including jellyfish, sea lice and fire coral, by chemically deactivating the stinging mechanisms of these marine creatures. The Safe Sea product line contains a patented mix of chemicals that mimics the protective coating of the clown fish. Clown fish use jellyfish tentacles as shelter and are immune to its sting.

         Under the terms of the five year agreement we have the exclusive rights to distribute the products in retail consumer markets in the U.S., Mexico and the Caribbean. We have agreed to make certain minimum annual purchases and we have agreed to pay a licensing fee of $75,000 per year for the first two years of the agreement, and thereafter a licensing fee of $50,000 per year. As additional consideration for the agreement, we issued Nidaria Technology Ltd. a five year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.05 per share. We have also agreed to a five year marketing budget of at least $1 million, which shall be used for advertising and promotion, product sampling, product and package development, sales and collateral materials, rebates, web site development and hosting fees and similar expenses designed to promote the Safe Sea product line. We have agreed to purchase minimum amounts of products over the next five years of:

         2006     $ 52,500
         2007     $ 87,500
         2008     $105,000
         2009     $166,250
         2010     $218,750

         The agreement may be terminated if we fail to meet the minimum purchase requirements, or if we fail to pay the licensing fee or make the minimum marketing budget expenditure, together with other customary cancellation provisions. We have not yet paid the first year licensing fee which was due in March 2006, nor the second year fee due in March 2007. We are disputing certain historical customer information provided to us at the time of the distribution agreement related to number of customers and amount of legacy sales of the Safe Sea products we could expect. If we do not resolve our dispute with Nidaria Technology, the license agreement could be terminated at any time and we could lose our rights to distribute this product.

NEW PRODUCT DEVELOPMENT

         We believe that the development of unique sun care products will provide us a means to both increase our sales and leverage to the distributorship of our core line of sunscreen products. In May 2006 we engaged Shark Defense, a research group which is focused on the identification and production of shark-repelling semiochemicals, in connection with our development of a sunscreen product containing a shark repellent. Semiochemicals are chemical messengers or "clues" sharks may use to orient, survive and reproduce in their specific environments. Certain semiochemicals have the ability to trigger a flight reaction in sharks, but these trace chemicals present unique difficulties for isolation and detection. Under the initial research agreement we paid Shark Defense LLC $6,000 to experiment on the efficacy of a sunscreen formulation containing a chemical shark repellent. Phase 1 of the experiment represented a study of encroachments and interactions by juvenile lemon sharks with submerged latex models of human legs and feet. Lemon sharks were chosen as the species is abundant in the eastern Caribbean and is considered aggressive toward humans. Phase 1 results demonstrated a reduction in the number of investigatory bites on the latex models when the sunscreen-shark repellent formulation was utilized.

         Following the conclusion of the first phase of the research project, in July 2006 we have hired Shark Defense to assist us in the preparation and filing of a provisional patent application for the formula, as well as experimental design and technical support. Under the terms of this agreement we issued Shark Defense 500,000 shares of our common stock, valued at $30,000. Phase 2 of the experiment used more stringent conditions and its primary objective was to identify the most appropriate repellent-sunscreen mixture for commercial application. The results of the Phase 2 experiment showed a strong trend toward shark preference for control (untreated) baits over baits treated with the repellent-sunscreen mixture. Phase 2, however, provided evidence that the repellency period only lasts for 10 to 20 minutes under the present formulation and that the formulation must be improved to accommodate the additional water-soluble shark repellent compounds. The information gained from the Phase 2 experiment, while promising and appears to support the initial hypotheses that there is a significant difference in the feeding activity between the control bait and the treated bait, requires validation by further experimentation to gain the statistical confidence necessary for commercial application. In January 2007 we engaged an individual to provide scientific advisory services to us and to liaison and coordinate the trials under the terms of a one year agreement. As compensation we issued him 100,000 shares of our common stock valued at $4,000.

         As this project is in its early stages, we are unable to predict at this time when we might introduce a sunscreen product with a shark repellent, if at all.

MARKETING AND DISTRIBUTION

         Mass marketed personal care products such as sun care products generally rely on image building and massive marketing campaigns to sell products. These products contain simple chemical ingredients and are then marketed in elaborate packaging which usually costs more than the ingredients of the product. As the products of most of our competitors contains similar ingredients as our products, our marketing strategies are directed at the smaller, specialty retailers. We believe that research shows consumer brand loyalty is over 50% for major sun care brands, but when consumers travel that number is reduced to approximately 25%. A key focus of our marketing strategy is our belief that vacationers and other potential customers may be drawn to our products as alternatives to other better known brands as a way to add a unique, "local" aspect to their vacation.

         Our customers are primarily beach front stores and hotels with high volume tourist traffic. At present, our products are sold in excess of 200 locations, including approximately 28 Walgreen's locations in Florida, which includes 14 locations which we sell on a seasonal basis. We currently distribute our products to five of the six major tourist areas in Florida, including the Florida Keys, South Florida, Central Florida (Orlando), West Coast and the Florida Panhandle. In 2006 we expanded distribution into the Panama City/ Destin area of the Florida Panhandle. The Florida Keys has long been a major part of our branding and expansion strategy . In the Florida Keys, we believe that we enjoy considerable brand recognition and a key component of our success to date has been our product sales in resort locations throughout the Keys.

         The largest areas of distribution outside the State of Florida include distributor accounts in the Dominican Republic, and the Bahamas. We also ship product to retailers in Illinois, Michigan, Alabama, New Hampshire, Rhode Island, Connecticut, New York, New Jersey, Maryland and North Carolina and South Carolina. During fiscal 2006 we signed agreements with several new distributors in an effort to expand our sales base.

         It is generally accepted strategy in the retail industry that to generate impulse purchases, retailers create dynamic product positions and placements away from the product's traditional category location. This strategy is applied to certain sun care products such as sunscreen, which is an impulse purchase, as opposed to after sun and burn relief and sunless and indoor products, which are planned purchases. We have applied this product positioning strategy throughout Walgreen's Drug Stores. Approaching store managers whose planograms are full and suggesting alternative placement of secondary displays such as Teeka Tan(R) After Sun near the pharmacy or our tanning products in the bathing suit isle has led to incremental sales and invitations to the main sun care set.

         We sell market products primarily through our direct sales team of two-full time sales persons. Our sales representatives, all of whom have extensive outside sales experience, are responsible for both opening new accounts and servicing existing accounts in their respective territories. Our sales representatives drive Chrysler PT Cruisers which have been customized with special tropical-themed graphics covering the entire vehicle and bearing our name, logo and a representative product picture. We believe these distinctive, eye-catching vehicles augment our efforts to establish our brand. Our sales and marketing is supported by our website, www.teekatan.com which provides educational information regarding sun care products. In addition, beginning in January 2007 our products are sold exclusively online at Drugstore.com.

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

         In August 2005 we made our first appearance as a vendor at one of our industry's most important trade shows, the EPPS Sun Care Event in Fort Lauderdale, Florida. This trade show provided us an opportunity to introduce our products to larger retailers and retail chains from across the U.S. as well as internationally. In January 2006 we also attended Surf Expo held in Orlando, Florida, a trade show for specialty retailers which draws attendees from across the U.S., the Caribbean as well as internationally. In July 2006 we attended the ECRM- Sun Care conference held in Ft. Lauderdale, Florida. which focused on the presentation and review of new products, marketing initiatives and promotional opportunities in the sun care industry.

CUSTOMERS

         No single customer accounted for over 10% of our sales in fiscal 2006. We grant credit to our customers at the time of sale. Our payment terms are generally net 30. The terms of our sales to Drugstore.com are 2% 30 days, net 45 days. We record sales at the time the product is shipped.

         Our practice is not to accept returned goods unless authorized by our senior management. An exception to this policy are end of season returns which is in accordance with industry practices. We permit certain customers, including Walgreens, to return unsold products at the end of the sun care season, generally immediately prior to Thanksgiving. At the time of the return we issue a credit memo to the customers account for the original sales price of returned products. For each of fiscal 2006 and fiscal 2005 the total amount of return goods we accepted from our customers was $2,000 and $7,000, respectively. In addition, under the terms of the vendor agreement with Drugstore.com we agreed to a 1% merchandise allowance fee for defective merchandise, which such amount can be deducted from the payments due us by Drugstore.com at its sole discretion.

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

MANUFACTURING

         Our proprietary products are manufactured by a contract manufacturer of sun care products which affixes our labels and ships the product to us for distribution. We do not have any written contracts with the contract manufacturer, instead we rely on purchase orders. By this approach, we purchase on an as needed basis and do not have any minimum purchase requirements, but our contract manufacturer is free to increase its prices at any time. Inasmuch as there are other manufacturers who would be appropriate suppliers, we do not believe the absence of a contract poses any material risk.

         All our products are developed and tested by our manufacturer; we do not have an independent program of research or product development.

COMPETITION

         We operate in a very competitive industry which is dominated by a limited number of companies and dominated by brands such as Panama Jack, Coppertone, Banana Boat, Hawaiian Tropic, Neutrogena, and Australian Gold. These dominant brands are owned by companies which are significantly larger and better capitalized than our company. We also compete against various private label store brands, including Target, Walgreens, CVS and similar companies. While our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. As a result of the small size of our company and limited marketing budget, there are no assurances we will be successful in competing in our market segment or in developing any brand recognition or loyalty.

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

         We have also obtained the right to the Internet address www.teekatan.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address may have a material adverse effect on our financial position and results of operations.

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

EMPLOYEES

         As of March 15, 2007, we have five employees, including two of our executive officers, Brian John and Richard Miller. Two of our sales representatives are full time, and three of our employees, including Messrs. John and Miller, are part-time

OUR HISTORY

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

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS WHICH WILL REQUIRE US TO RAISE ADDITIONAL WORKING CAPITAL.

         We have incurred losses since our inception, and have an accumulated deficit of $1,706,006 at December 31, 2006. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2006 and 2005, we reported net losses of $645,702 and $411,780, respectively, and for the year ended December 31, 2006 cash used in operations was $254,429. We had approximately $16,600 of cash at December 31, 2006. We do not presently have sufficient sales to fund our ongoing operating expenses, including the payment of licensing fees to Nidaria Technology Ltd. as discussed below, or to satisfy our debt obligation in the amount of $200,000 which becomes due in August 2007. Until such time as we are able to increase our sales to the level necessary to pay our ongoing expenses and generate a profit, our continued existence is dependent upon, among other things, our ability to raise additional working capital. Given the size of our company there are no assurances that we will be successful in obtaining additional capital as needed, or that such capital will be available on terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, grow our company, and continue our business and operations is in jeopardy and we could be forced to cease operations. In this event, you could lose all of your investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         At December 31, 2006 we had a working capital deficit $457,765 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph as to our ability to continue as a going concern as a result of our net loss, working capital deficiency, stockholders' deficiency and cash used in operations. Our consolidated financial statements, which appear elsewhere in this annual report, are prepared assuming we will continue as a going concern. While we reported an approximate 88% increase in our sales for fiscal 2006 as compared to fiscal 2005, our margins decreased by approximately 12% and we still do not generate sufficient sales to fund our operations. We cannot assure you that our sales will continue to increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE A PARTY TO A DISTRIBUTION AGREEMENT FOR SAFE SEA PRODUCTS WHICH REQUIRES MINIMUM PRODUCT PURCHASES BY US, PAYMENT OF A YEARLY LICENSE FEE AND A SIGNIFICANT MARKETING BUDGET. WE ARE CURRENTLY PAST DUE IN OUR OBLIGATIONS UNDER THIS AGREEMENT. A DEFAULT BY US UNDER THE TERMS OF THIS AGREEMENT COULD RESULT IN OUR INABILITY TO DISTRIBUTE THE PRODUCT WHICH COULD RESULT IN REDUCED REVENUES IN FUTURE PERIODS.

         In March 2006 we entered into an agreement with Nidaria Technology Ltd. to distribute the line of Safe Sea Sunscreen Jellyfish Sting Protective Lotion on an exclusive basis in the retail consumer markets in the United States, the Caribbean and Mexico. Under the terms of the agreement, we are required to satisfy minimum purchase requirements over the five-year term ranging from $52,500 in the first year to $218,750 in the fifth year and we are obligated to provide a license fee of $75,000 per year for the first three years and thereafter $50,000 per year in order to maintain exclusivity. In addition, we committed to a marketing budget of at lease $1 million for the five year term of the agreement. Sales of these products represented approximately 39% of our sales for the fiscal year ended December 31, 2006. We are unable to predict at this time what long-term impact sales from this product line will have on our results of operations in future periods. While we have met our first year's minimum purchase requirements, we have not paid the initial year licensing fee which was to have been paid in March 2006 and do not presently have sufficient cash to pay either the 2006 fee or the fee for 2007 which will become due in March 2007. In addition, we are disputing certain customer information Nidaria Technology provided to us prior to our entering into the distribution agreement related to the number of customers and legacy sales we could expect. While Nidaria Technology Ltd. has not declared a default under the licensing agreement and we continue to distribute the line of Safe Sea Sunscreen Jellyfish Sting Protective Lotion under the terms of the licensing agreement, if Nidaria Technology Ltd. was to assert a default under the terms of the licensing agreement we could lose our rights to distribute these products and would be deprived of our ability to increase our total sales through the sale of the Safe Sea products. Given the significance on sales of the line of Safe Sea Sunscreen Jellyfish Sting Protective Lotion to our total sales, the loss of these sales would be materially adverse to our results of operations in future periods.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND WE CANNOT GUARANTEE THAT WE CAN SUCCESSFULLY COMPETE.

         The sun care industry is very competitive, and we compete with a number of established brands including Hawaiian Tropic, Coppertone, Panama Jack, Banana Boat, Neutrogena, and Australian Gold. We are at a competitive disadvantage in attracting retailers and new customers due to our relatively small size and the limited scope of our product lines. Our competitors are larger and more diversified than our company, and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

OUR INDUSTRY IS SEASONAL, OUR OPERATIONS ARE LOCATED IN FLORIDA AND WE ARE RELIANT ON SALES MADE IN THE STATE OF FLORIDA. AS A RESULT OF THIS SEASONALITY AND RELIANCE, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED BY ADVERSE WEATHER.

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida. During fiscal 2004 four hurricanes made land-fall in the State of Florida, three of which adversely impacted our operations to varying degrees. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. While we were not impacted by any hurricane related events during fiscal 2006, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, sales of our products were adversely impacted in fiscal 2004 and fiscal 2005 as a result of the hurricanes that made land-fall in Florida and we expect that similar impacts will be felt in future periods if Florida or any of the geographic areas in which we sell our products are adversely impacted by hurricanes.

WE DO NOT MAINTAIN PRODUCT LIABILITY COVERAGE BUT RELY INSTEAD ON UMBRELLA COVERAGE PROVIDED THROUGH OUR CONTRACT MANUFACTURER. WE COULD BECOME LIABLE FOR UNINSURED PRODUCT LIABILITY CLAIMS WHICH WOULD ADVERSELY EFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We rely on a $5 million umbrella product liability coverage policy held by our third party contract manufacturer. While we believe that this policy is presently sufficient to provide insurance coverage for us in the event claims should be made by consumers regarding our product, there can be no assurances that claims may not be brought against us which are not covered by this policy. In addition, we are in the early stages of the development of a sunscreen product containing a shark repellent. While we may seek to purchase product liability insurance in the future, we do not know at this time if we can obtain such coverage or what the costs may be. Given our limited resources, it is possible that we may not have sufficient funds to purchase this insurance. The defense by us of uninsured product liability claims could require substantial financial resources and would result in a diversion of our management's efforts away from our day to day operations. Because of our limited financial resources, even if we were not found liable under a claim, the efforts in defending our company would have a material adverse effect on our liquidity and results of operations. In addition, if we were found to be liable for an uninsured product liability claim, our ability to continue as a going concern would be in doubt.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three individuals who are also our executive officers. Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

         Although we have adopted a Code of Ethics and Business Conduct we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

         In addition, we recently amended our certificate of incorporation to include a series of blank check preferred stock. Our certificate of incorporation, as amended, authorizes the issuance of up to 10,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         At the present time, we utilize the 2,500 square feet of office space leased from a third party by Mirador Consulting, Inc., an affiliate of Messrs. John, Miller and Benedetto, our executive officers. We pay $1,000 per month for the use of such space on a month-to-month basis under an oral agreement. We believe this space is sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

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

                                                       High           Low
Fiscal 2005

September 15, 2005 through September 30, 2005         $0.10          $0.06
October 1, 2005 through December 31, 2005             $0.12          $0.04

Fiscal 2006

January 1, 2006 through March 30, 2006                $0.10          $0.04
April 1, 2006 through June 30, 2006                   $0.105         $0.065
July 1, 2006 through September 30, 2006               $0.095         $0.04
October 1, 2006 through December 31, 2006             $0.094         $0.03

         On March 26, 2007, the last sale price of our common stock as reported on the OTCBB was $0.04. As of March 20, 2007, there were approximately 40 record owners of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2006 we sold 300,000 shares of our common stock to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $15,000. We did not pay a commission or use a placement agent in this transaction.

         In December 2006 we sold 400,000 shares of our common stock to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $20,000. We did not pay a commission or use a placement agent in this transaction.

         In February 2007 we sold 200,000 shares of our common stock to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $10,000. We did not pay a commission or use a placement agent in this transaction.

         In each of the foregoing transactions the recipient represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

         In March 2007 we issued an individual 100,000 shares of our common stock valued at $4,000 as compensation for scientific advisory services being rendered to us under the terms of a one year agreement. The recipient was a sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

RECENT AMENDMENT TO OUR CERTIFICATE OF INCORPORATION

         In March 2007 we amended our Certificate of Incorporation to increase the number of shares of common stock we are authorized to create a class of 10,000 shares of preferred stock, par value $0.0001 per share. The shares are sometimes referred to as "blank check" preferred and are issuable by our Board of Directors without the consent of our stockholders in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also the distributor of the Safe Sea Jellyfish Sting Protective Lotion under an exclusive licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, Dominican Republic, Alabama, New Hampshire, Rhode Island, Connecticut, New York, North Carolina, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

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

         The sun care industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and through fiscal 2006 we have been successful in increasing the number of our customers we have begun to penetrate national chain stores with sales to a number of Walgreens locations in Florida and South Carolina.

         The principal features of our growth strategy include:

         o continue our efforts to enter new markets and new retail outlets, including expanding our focus to include distributors and "big box" retail outlets,

         o attend marketing conferences that give us increased exposure to independent and corporate retailers throughout the country. During fiscal 2006 attended are the Surf Expo held in Orlando, Florida in January 2006 of this year and the ECRM- Sun Care conference held in Ft. Lauderdale, Florida in July of 2006. We believe that both conferences have given us nationwide sales and marketing exposure with a relatively small investment in time, money and human resources,

         o develop a distributor network in the marine, gift and consumer product industries as well as larger retail chains. Contacts in these networks have been established through research and the attendance of the aforementioned conferences, and will be invaluable when seeking to distribute our products nationwide and to foreign locations, and

         o continue the introduction of new products. We are currently testing a sunscreen formation which contains a shark repellent. We have hired SYVAX, Inc. DBA Shark Defense to assist us in the preparation and filing of a provisional patent application for the formula, as well as experimental design and technical support. We are seeking to develop additional unique products such as this product which we believe we can leverage to increase the distributorship of our core line of sunscreen products.

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

GOING CONCERN

         We have generated minimal revenue since our inception in April 2002, and have incurred net losses of approximately $1.7 million since inception through December 31, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, working capital deficit, stockholders' deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2006 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No 3, Reporting Accounting Changes in Interim Financial Statements . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the our financial statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005")

                                                           INCREASE/   INCREASE/
                                     FISCAL YEAR ENDED    (DECREASE)  (DECREASE)
                                        DECEMBER 31,      $ 2006 VS   % 2006 VS
                                      2006        2005       2005        2005
                                   ---------   ---------  ----------  ----------

Sales ...........................  $ 245,312   $ 130,815    114,497      87.5%
Gross profit ....................     90,325      63,731     26,594     +41.2%

Operating expenses:
General and administrative
 expenses .......................    438,341     302,697    135,644     +44.8%
Salary expenses officers' .......    270,833     172,918     97,915     +56.6%
Depreciation ....................      7,820       5,926      1,894     +32.0%
                                   ---------   ---------    -------     ------
    Total operating expenses ....    716,994     481,541    235,453     +48.9%
                                   ---------   ---------    -------     ------
Net (loss) from operations ......   (626,759)   (417,810)   208,949     +50.0%

Total other (income) and expenses     18,943      (6,030)    24,973         NM

                                   =========   =========    =======     ======
Net loss ........................  $(645,702)  $(411,780)   233,922      56.8%
                                   =========   =========    =======     ======

NM = not meaningful

OTHER KEY INDICATORS:

                                                     FISCAL YEAR ENDED
                                                        DECEMBER 31,       % OF
                                                     2006        2005     CHANGE
                                                     ----        ----     ------

Cost of goods sold as a percentage of sales .......  63.2%       51.3%    +11.9%
Gross profit margin as a percentage of sales ......  36.8%       48.7%    -11.9%
Total operating expenses as a percentage of sales .   292%        368%      -76%
Officers' salaries as a percentage of sales .......   110%        132%      -22%
G&A expenses, including officers' salaries,
 as a percentage of sales .........................   179%        231%      -52%

SALES

         We reported sales of $245,312 for Fiscal 2006, an increase of $114,497 or approximately 88% from Fiscal 2005. During Fiscal 2006 approximately 61% of our revenues were attributable to sales of our Teeka Tan line of sun care products and approximately 39% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion. Sales of our proprietary line of products increased approximately $28,600, or approximately 22%, in Fiscal 2006 from Fiscal 2005. We began our distribution of the Safe Sea product line in Fiscal 2006 and, accordingly, we did not have any sales from those products during Fiscal 2005. The increase in our revenues for Fiscal 2006 from Fiscal 2005 reflects our continued efforts to establish new accounts in our target market areas for our proprietary line of products, as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. In addition, during Fiscal 2005 we were adversely affected by the effect of a number of hurricanes which either made landfall in Florida or otherwise impacted areas in which our products are distributed. While we are unable to quantify the dollar impact on our sales in Fiscal 2005, we believe served to reduced our sales during that year. We did not experience any weather-related interruptions during Fiscal 2006.

         As described elsewhere herein, we are not current in our obligations under the terms of the license agreement for the Safe Sea product line and it is possible that this agreement could be terminated at any time. These products represented approximately 39% of our sales in Fiscal 2006. Accordingly, the loss of these revenues would be significant to us and there are no assurances we could replace those revenues with revenues from other products.

COST OF GOODS SOLD AND GROSS PROFIT

         Our cost of goods sold includes costs associated with containers, testing, labels, lotion, freight and pallet expense. Our costs of sales as a percentage of sales increased to approximately 63% for Fiscal 2006 as compared to approximately 51% for Fiscal 2005. As a result of the increase in our cost of sales as a percentage of sales our gross profit margin for Fiscal 2006 decreased approximately 12% to approximately 37% from approximately 49% for Fiscal 2005. The increases in cost of goods sold as a percentage of revenues and decreases in margins during Fiscal 2006 as compared to Fiscal 2005 is the result of both increased packaging costs and the introduction of Safe Sea to our product line which carries a lower profit margin than our other products. During Fiscal 2005 our packaging costs were reduced as a result of our wholesale purchase at a one-time reduced price of certain packaging components. We have substantially used those components and, accordingly, our costs of sales during Fiscal 2006 reflects our normal packaging costs.

TOTAL OPERATING EXPENSES

         Our total operating expenses for Fiscal 2006 increased $235,453, or approximately 49%, from Fiscal 2005. Included in this increase was an increase in general and administrative expenses of $135,644, or approximately 45%, for Fiscal 2006 from Fiscal 2005. This increase in general and administrative expenses included licensing fees of approximately $69,000 related to the Safe Sea product for which we did not have a comparable expense in fiscal 2005. Other increases is general and administrative expenses included increases in salaries, compensation and related expenses and auto expense which is attributable to the addition of two sales persons in later part of fiscal 2005, as well as increases in professional fees related to our obligations as a public company and marketing, promotion and advertising expenses. These increases were offset by a decrease of approximately $8,300 in bad debt expense for Fiscal 2006 from Fiscal 2005.

         During Fiscal 2006 salary expense officers increased $97,915, or approximately 57%, from Fiscal 2005 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, while we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations, all accrued but unpaid salary due them at December 31, 2006 has subsequently been converted into shares of our common stock at fair market value.

         During Fiscal 2006 we recognized one-time stock compensation expense of $69,248 which represents the fair value of stock options we granted to four employees under our 2006 Equity Compensation Plan. This expense is included in our general and administrative expenses. We did not have a comparable expense in Fiscal 2005. In April 2006 we granted three employees options to purchase an aggregate of 1,500,000 shares of our common stock with an exercise price of $0.07 per share. In November 2006 we granted a fourth employee options to purchase 500,000 shares of our common stock with an exercise price of $0.05 per share. Following the granting of these options each of the employees exercised the option and tendered to us demand promissory notes in the aggregate principal amounts of $130,000 which bear interest at the rate of 5% per annum. The amount of these notes is reflected on our balance sheet at December 31, 2006 as a subscription receivable. Subsequent to December 31, 2006 one of these notes was reduced by $8,750.

         During Fiscal 2006 depreciation expense also increased $1,894 from Fiscal 2005 which also includes the purchase of two additional vehicles for use by our sales personnel.

         We anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses and increased rental expense. In addition, we added a Director of Sales in March 2007 and we will incur additional compensation related expenses for him during fiscal 2007 related to his base salary and other compensation. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time quantify the amount of these increases.

OTHER (INCOME) AND EXPENSES

         Other (income) and expenses for Fiscal 2006 represented interest expense of $20,138 as compared to interest expense of $24,683 for Fiscal 2005. This interest relates to a $200,000 principal amount convertible debenture which is due in August 2007. We will continue to incur interest expense on this obligation until such time as the debenture is converted or paid. In addition, other (income) and expenses for Fiscal 2005 included a one-time gain on recission interest of $28,318 which represents interest we had accrued during fiscal 2004 in connection with the rescission offer to our stockholders which was completed in March 2005. We did not have a comparable gain in Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Following is a comparison of are certain selected items from our balance sheet at December 31, 2006 and our balance sheet at December 31, 2005 which are included in our financial statements appearing elsewhere in this annual report:

                                                                  $ OF CHANGE    % O CHANGE
                                     DECEMBER        DECEMBER       (2006 V      (+/-) 2006
                                     31, 2006        31, 2005         2005)        V 2005
                                    ---------       ---------     -----------    ----------
Working capital (deficit) ....      $(457,765)      $(649,202)       191,437       +29.5%
Cash .........................      $  16,587       $  50,016        (33,429)      -66.8%
Accounts receivable, net .....      $  14,827       $   6,314          8,513        +135%
Prepaid licenses .............      $  13,767       $       0         13,767        +100%
Inventory ....................      $ 121,263       $  74,293         46,970       +63.2%
Total current assets .........      $ 166,444       $ 130,623         35,821       +27.4%
Total assets .................      $ 192,793       $ 164,792         28,001       +17.0%
Accounts payable .............      $  31,417       $  35,748          4,331       -12.1%
Accrued licenses .............      $  75,000       $       0         75,000        +100%
Accrued interest .............      $  46,959       $  28,251         18,708       +66.2%
Accrued payroll - officers' ..      $ 270,833       $ 485,826       (214,993)      -44.3%
Note payable - related parties      $       0       $  30,000        (30,000)       -100%
Note payable .................      $ 200,000       $ 200,000              0          n/a
Total current liabilities ....      $ 624,209       $ 779,825       (155,616)      -19.9%
Total liabilities ............      $ 624,209       $ 779,825       (155,616)      -19.9%

         We have experienced losses and negative cash flows from operations since inception and the report of our independent registered public accounting firm on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as a going concern. At December 31, 2006, we had a working capital deficiency of $457,765 as compared to a working capital deficiency of $649,202 at December 31, 2005. This change in working capital deficiency is primarily attributable to an increase of $35,821 in current assets at December 31, 2006 from December 31, 2005, as well as a decrease in our current liabilities of $155,616 at December 31, 2006 from December 30, 2005.

         At December 31, 2006 we had cash on hand of $16,587 as compared to $50,016 at December 31, 2005.

         The increase in our current assets at December 31, 2006 from December 31, 2005 included an increase of $35,821 in our accounts receivable, net of allowance of $19,059 for doubtful accounts. At December 31, 2005 we had an allowance for doubtful accounts of $15,486. The increase in accounts receivable reflects our increased sales. We increased our allowance for doubtful accounts as a result of the increase in the over 90 day accounts receivable due our company. We have increased our efforts during the last several months in an effort to collect all aged receivables.

         At December 31, 2006 we had inventory of $121,263, an increase of $46,970 or approximately 63%, from December 31, 2005. Approximately 51% of our inventory at December 31, 2006 is related to our Teeka Tan line of sun care products and the remaining approximately 49% is related to the Safe Sea Jellyfish Sting Protective Lotion, as compared to 100% and 0%, respectively, at December 31, 2005.

         Our current liabilities at December 31, 2006 decreased $155,616, or approximately 20%, from December 31, 2005. This decrease from period to period includes decreases in accounts payable and accrued payroll - officers, which were offset by increases in accrued licenses and accrued interest.

         In March 2006, we entered into an agreement with Nidaria Technology Ltd. which gives us the exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and the Caribbean for a period of five years. Pursuant to the agreement, we agreed to pay an annual licensing fee of $75,000 and committed to a five year marketing budget expenditure of at least $1 million. At December 31, 2006 our balance sheet reflects an accrued liability of $75,000 which represents the initial year licensing fee which was to have been paid in March 2006 which is currently outstanding. The corresponding asset at December 31, 2006 of $13,767 represents the unamortized portion of this first year licensing fee.

         At December 31, 2006 we have an outstanding note payable in the principal amount of $200,000 which is due August 26, 2007 together with accrued interest on this note of $46,959. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share.

         Our balance sheet at December 31, 2006 reflects changes in liabilities from December 31, 2005 which are related party transactions, including:

         o A decrease of $214,993 in accrued payroll. At December 31, 2006 we have accrued payroll due our senior management of $270,833 as compared to $485,826 at December 31, 2005. In April 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., our executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between our company and each of the individuals. Such amounts have been recorded as a capital contribution as of December 31, 2006. The amount of liability at December 31, 2006 reflects accrued compensation for Messrs. John and Miller during fiscal 2006. In March 2007 they converted this accrued but unpaid compensation into shares of our common stock based upon a conversion price of $0.05 per share which was equal to the fair market value of the stock. Our senior management has elected to defer the payment of additional accrued salaries until such time as we have sufficient working capital to satisfy these obligations. At our present level of operations we will not have sufficient funds to begin paying these salaries on a current basis in the foreseeable future; and

         o A decrease of $30,000 in notes payable - related parties. In December 2005 our three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. In June 2006 the lenders elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. In July 2006 the principal amount of the notes were repaid.

         During Fiscal 2006, our cash balance decreased $33,429. This decrease consisted of $254,429 used in operating activities offset by $221,000 provided by financing activities.

         Cash flows used in operating activities for Fiscal 2006 decreased slightly to $254,429 as compared to $288,288 for Fiscal 2005. For Fiscal 2006, we used cash provided by operations to fund our net loss of $645,702, together with increases in accounts receivable of $12,086, inventory of $46,970, accrued interest of $20,139 and accrued payroll of $270,833. These increases were offset by an add back of non-cash items of $163,688 and a decrease in accounts payable and accrued expenses of $4,331. For Fiscal 2005, we used cash provided by operations to fund our net loss of $411,780, together with increases in accounts receivable of $18,067, inventory of $46,453, accrued interest of 21,371 and accrued payroll of $172,918. These increases were offset by a decrease in deposits of $729 together with an add back of non-cash items of $21,411 and a decrease in accounts payable and accrued expenses of $28,417.

         Cash flows used in investing activities were $0 for Fiscal 2006 as compared to $37,948 for Fiscal 2005. We purchased certain fixed assets in Fiscal 2005 period and did not have comparable purchases in Fiscal 2006 period.

         Cash flows from financing activities increased $58,500 for Fiscal 2006 from Fiscal 2005. This increase is primarily attributable to proceeds from the sale of our securities during Fiscal 2006, net of repayment of notes payable related parties of $30,000. During Fiscal 2006 we received $251,000 from the issuance of securities as compared to $170,000 during Fiscal 2005. In addition, in Fiscal 2005 we refunded $7,500 to an investor upon his exercise of recission rights and we did not have a comparable transaction in Fiscal 2006..

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $1,706,006 at December 31, 2006. While we do not presently have any commitments for capital expenditures, in March 2006, we entered into an agreement with Nidaria Technology Ltd. which granted us exclusive distribution rights for Nidaria's Safe Sea Jellyfish Sting Protective Lotion in the consumer retail markets in the United States, Mexico and Caribbean for a period of five years. Under the terms of the agreement, we are required to satisfy minimum purchase requirements over the five-year term and we are obligated to provide a license fee of between $50,000 and $75,000 per year in order to maintain exclusivity. In addition, we committed to a marketing budget of at lease $1 million for the five year the term of the agreement. At December 31, 2006 we owed $75,000 under the licensing agreement for the initial year licensing fee, and an additional $75,000 will become due an payable in March 2007. In addition to our obligations under this licensing agreement, we have a $200,000 principal amount outstanding under a debenture due in August 2007. At present we do not have sufficient funds to satisfy these obligations. As described elsewhere herein, this license agreement could be terminated at any time which could adversely impact our revenues in future periods.

         If we are unable to either pay the licensing fees to Nidaria Technology Ltd. as they become due or fulfill our obligations regarding the marketing budget, Nidaria Technology Ltd. could terminate our license agreement. As sales of the Safe Sea product represented approximately 39% of our revenues for Fiscal 2006, any disruption in the supply of this product could have a material adverse impact on our results of operations in future periods.

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

         It is our intent to seek additional capital in the private and/or public equity markets during fiscal 2007 to continue to implement our plan of operation. We do not have any commitments from any holders of our outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-16, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                AGE                     POSITIONS
         ----                ---                     ---------
Brian S. John                38       President, CEO and Director
Richard A. Miller            39       Vice President, Chief Operating Officer
                                      and Director
Frank V. Benedetto, Jr.      35       Secretary, treasurer and Director

         Brian S. John. Mr. John has been an officer and director of our company since our inception. He is also president of Mirador Consulting, Inc., a corporate consulting firm in Boca Raton, Florida, which he founded in 2001. From May 2001 to March 2002, he served as vice president and director of Disease Sciences, Inc. From December 2000 to May 2001, he was self employed as an independent business consultant. From March 1998 until December 2000, Mr. John was sales manager for International Internet, working particularly for its CigarCigar.com / StogiesOnline.com division. From December 1996 until March 1998, he was a stockbroker with various brokerage firms, most recently registered as a representative at GKN Securities, where he held both a Series 7 and a Series 63 license. From May 1991 until April 1996, Mr. John served as northeast area sales director for Dine-A-Mate, Inc., an entertainment and dining guide that was later acquired by CUC International. Mr. John studied Liberal Arts at Kutztown State University, Kutztown, Pennsylvania, from 1986 until 1991.

         Richard A. Miller. Mr. Miller has served as Vice President, Chief Operating Officer and a director of our company since April 2002. He also serves as corporate secretary of Mirador Consulting, Inc., which he joined in March 2002. From February 2000 to March 2002, Mr. Miller served as a consultant to Pacific Continental Securities, a securities brokerage firm in New York City, helping to train brokers and serve and maintain investment banking clients, and as a consultant to Dayton Scott, a corporate consulting firm, from 1999 to 2000. In 1998, he was a recruiting manager for Robert Half International in New York City; and from 1997 to 1998, he was a registered representative for VTR Capital in New York. In December 2001 Mr. Miller filed a Petition for Chapter 7 bankruptcy protection in the United States District Court for the Eastern District of New York and he received a discharge of debtor in June 2002. Mr. Miller received a B.S. in Marketing from the State University of New York at Oswego in 1990.

         Frank V. Benedetto Jr. Mr. Benedetto has been Secretary, Treasurer and a Director of our company since April 2002. Mr. Benedetto also works with Mirador Consulting, an affiliate of Messrs. John and Miller. From September 2001 to April 2002, he was employed by Disease Sciences, Inc. a biotech research company in Boca Raton, Florida. From April 2001 to September 2001 Mr. Benedetto was a registered representative with National Securities, a securities brokerage firm in Fort Lauderdale, Florida, and from September 2000 to April 2001, he was a registered representative with First Liberty Securities in Fort Lauderdale, Florida. From 1999 to 2000, he was a registered representative with Joseph Charles, a securities brokerage firm in Boca Raton, Florida. From 1996, he served as president of Skyline Limousine, which he sold in 1997. Mr. Benedetto graduated from Lynn University in Boca Raton in 1994 with a BS in behavioral sciences.

         Our officers are elected annually at the first board of directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. There are no family relationship between any of the executive officers and directors.

         Messrs. John and Miller are part-time employees of our company and each devote only approximately 25% of their time to our business and operations.

KEY EMPLOYEE

         Spiro J. Vetas. Mr. Vetas, 53, has been our Director of Sales since March 2007. He has over 23 years of executive managerial experience in sales and marketing from key account management, regional sales manager and director of sales to senior vice president of sales for a national food brokerage company. From 2003 until joining our company Mr. Vetas was Director Sales for Radiant Technologies, Inc. , Nashville, Tennessee which owns Sea & Ski Sun Care and The Today Sponge. He was responsible for sales in all channels of trade through a national broker network. He also had direct account responsibility for customers such as Target, Brooks, Walgreen's and WalMart. From 2000 to 2003 he was Corporate Account Development Manager for Lance, Inc., a Charlotte, North Carolina-based manufacturer and marketer of snack foods throughout much of the United States and other parts of North America. While at Lance, Inc. we was responsible for 16 corporate accounts selling directly to grocery, convenience and drug channel customers. From 1988 to 2000 Mr. Vetas was Senior Vice President Sales of Allegiance Brokerage (CROSSMARK Sales and Marketing) in Charlotte, North Carolina where he oversaw the development and implementation of the market analysis and business plans for all frozen, dairy and produce lines represented. Mr. Vetas received a B.S/B.A. from Western Carolina University.

         We pay him a $40,000 annual base salary and a $300 monthly car allowance. We also issued him 500,000 shares of our common stock valued at $45,000 as additional compensation.

DIRECTOR COMPENSATION

         Messrs. John, Miller and Benedetto are the members of our Board of Directors are also our executive officers. We do not pay fees to directors for their attendance at meetings of the Board Of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

CODE OF BUSINESS CONDUCT AND ETHICS

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

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at 5499 North Federal Highway, Suite D, Boca Raton, Florida 33487, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

         Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                             NON-EQUITY
                                                             INCENTIVE      NONQUALIFIED   ALL
NAME AND                                   STOCK    OPTION   PLAN           DEFERRED       OTHER
PRINCIPAL                SALARY    BONUS   AWARDS   AWARDS   COMPENSATION   COMPENSATION   COMPENSATION   TOTAL
POSITION          YEAR   ($)       ($)     ($)      ($)      ($)            EARNINGS ($)   ($)            ($)
(A)               (B)    (C)       (D)     (E)      (F)      (G)            (H)            (I)            (J)
---------------   ----   -------   -----   ------   ------   ------------   ------------   ------------   -------
Brian S. John,    2006   135,417   0       0        0        0              0              0              136,417
CEO               2005    83,333   0       0        0        0              0              0               83,333

Richard A.        2006   135,417   0       0        0        0              0              0              135,417
Miller, VP, COO

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

         On April 11, 2006 Messrs. John and Miller entered into agreements to forgive an aggregate of $420,802 of accrued but unpaid compensation payable to them under the terms of employment agreements. Such amounts have been recorded as a capital contribution as of December 31, 2006.

         The terms of these employment agreements were determined by our Board of Directors, the members of which include our executive officers who are parties to these agreements. Our Board of Directors believe that the compensation payable to our executive officers is appropriate in light of the risks and uncertainty of our business, the foregoing of previous compensation by such individuals, the compensation levels of other executives in similarly sized companies and their ability to command at least this level of salary in other commercial operations. These individuals have complete authority in determining the amount of compensation to be paid and the other terms of the employment agreements. Our Board of Directors did not consult with any consultants or other third parties in determining the amount of compensation to be paid under these employment agreements.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                 OPTION AWARDS                                                  STOCK AWARDS
             -----------------------------------------------------------------   ---------------------------------------
                                                                                                               EQUITY
                                                                                                               INCENTIVE
                                                                                                   EQUITY      PLAN
                                                                                                   INCENTIVE   AWARDS:
                                                                                          MARKET   PLAN        MARKET
                                                                                 NUMBER   VALUE    AWARDS:     OR
                                           EQUITY                                OF       OF       NUMBER      PAYOUT
                                           INCENTIVE                             SHARES   SHARES   OF          VALUE OF
                                           PLAN                                  OR       OR       UNEARNED    UNEARNED
                                           AWARDS:                               UNITS    UNITS    SHARES,     SHARES,
             NUMBER OF     NUMBER OF       NUMBER OF                             OF       OF       UNITS OR    UNITS OR
             SECURITIES    SECURITIES      SECURITIES                            STOCK    STOCK    OTHER       OTHER
             UNDERLYING    UNDERLYING      UNDERLYING                            THAT     THAT     RIGHTS      RIGHTS
             UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE     HAVE     THAT        THAT
             OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT      NOT      HAVE NOT    HAVE NOT
             (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED   VESTED   VESTED      VESTED
NAME         EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)      ($)      (#)         (#)
(A)          (B)           (C)             (D)           (E)        (F)          (G)      (H)      (I)         (J)
----------   -----------   -------------   -----------   --------   ----------   ------   ------   ---------   ---------
Brian S.
John         0             0               0             n/a        n/a          0        n/a      0           0
Richard A.
Miller       0             0               0             n/a        n/a          0        n/a      0           0

2006 EQUITY COMPENSATION PLAN

         In April 2006 our Board of Directors adopted our 2006 Equity Compensation Plan ("2006 Equity Plan"). The purpose of the plan is to provide us with flexibility and to conserve our cash resources in compensating certain of our sales, administrative and professional employees and consultants. We have reserved a total of 10,000,000 shares of our common stock for issuance under the plan. As of December 31, 2006 we have granted options to purchase an aggregate of 2,000,000 shares of our common stock at an exercise prices ranging from $0.05 to $0.07 per share to four of our employees. Of these grants, options to purchase all 2,000,000 shares of our common stock have been exercised. Each of the employees issued us a demand promissory note bearing interest at 4% per annum as payment of the exercise price of the options. At December 31, 2006 we have 8,000,000 shares which remain available under the 2006 equity plan.

         The issuance of shares under the plan is restricted to persons who are closely-related to us and who provide services in connection with the sales and marketing of our products or otherwise in connection with our business. Shares must be issued only for bona fide services. Shares may be awarded under the plan pursuant to individually negotiated compensation contracts as determined and/or approved by the board of directors or compensation committee. The eligible participants include directors, officers, employees and non-employee consultants and advisors. We anticipate that a substantial portion of the shares to be issued under the plan will be issued as compensation to our employees and consultants and advisors who provide services in the sales, marketing and promotion of our products.

         Our plan is administered by our Board of Directors. The Board of Directors determines, from time to time, the individuals to whom plan options will be granted, the terms and provisions of the plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of our plans, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors.

         The Board of Directors may amend, suspend or terminate 2006 Equity Plan at any time, except that no amendment shall be made which:

         o increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

         o affects outstanding options or any exercise right thereunder,

         o extends the term of any option beyond 10 years, or

         o extends the termination date of the plan.

         Unless the plan is earlier suspended or terminated by the Board of Directors, the 2006 Equity Plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder.

         Plan options under the 2006 Equity Plan may either be options qualifying as incentive stock options under Internal Revenue Code or non-qualified options. In addition, the 2006 Equity Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. Additionally, deferred stock grants and stock appreciation rights may also be granted under the 2006 Equity Plan. Any incentive option granted under the 2006 Equity Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

         Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2006 Equity Plan, although such shares may also be used by us for other purposes.

         The 2006 Equity Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         The 2006 Equity Plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Internal Revenue Code) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The 2006 Equity Plan provides that fair market value shall be determined by the Board in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board will determine the fair value of such consideration to us in monetary terms. If the 2006 Equity Plan is not approved by our stockholders prior to April 11, 2007, incentive stock options may not be awarded under the plan and any incentive stock options previously awarded under the plan will be automatically converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable, in its sole determination, the terms and conditions of the incentive stock options being so converted. The exercise price of non-qualified options shall be determined by the Board of Directors, but cannot be less than the par value of our common stock on the date the option is granted.

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Board. If an optionee dies while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Board under certain conditions.

         In the event of termination of employment because of death while an employee, or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment shall terminate for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the Board of Directors or Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 20, 2007 we had 88,206,665 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o each of our directors;
         o each of our executive officers; and
         o our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 5499 North Federal Highway, Suite D, Boca Raton, Florida 33487. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                        AMOUNT AND NATURE OF          PERCENTAGE
NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
------------------------                --------------------          ----------

Brian S. John ..........................     17,708,333                  20.1%
Richard M. Miller ......................     17,708,333                  20.1%
Frank V. Benedetto, Jr. ................     12,500,000                  14.2%
All officers and directors
 as a group (three persons) ............     47,916,666                  54.3%

* represents less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2006 Equity Compensation Plan, which has not been approved by our stockholders, as well as any compensation plans which have been approved by our stockholders as of December 31, 2006.

                                                                            NUMBER OF
                                                                            SECURITIES
                                                                            REMAINING
                                        NUMBER OF                           AVAILABLE FOR
                                        SECURITIES TO     WEIGHTED          FUTURE ISSUANCE
                                        BE ISSUED UPON    AVERAGE           UNDER EQUITY
                                        EXERCISE OF       EXERCISE PRICE    COMPENSATION
                                        OUTSTANDING       OF OUTSTANDING    PLANS (EXCLUDING
                                        OPTIONS,          OPTIONS,          SECURITIES
                                        WARRANTS AND      WARRANTS AND      REFLECTED IN
                                        RIGHTS (A)        RIGHTS (B)        COLUMN (A)) (C)
                                        --------------    --------------    ----------------
Plan category

  Plans approved by our stockholders:         0                 n/a                    0
  Plans not approved by stockholders:         0                 n/a            8,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         We utilize approximately 1,500 square feet of space at the offices of Mirador Consulting, Inc. in Boca Raton, Florida, under an oral agreement for which we pay $1,000 per month. Both our President, Mr. John, and our Vice President, Mr. Miller, are officers of Mirador Consulting. This rent expense totaled $12,000 for the fiscal year ended December 31, 2006.

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

         On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., our executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements. Such amounts have been recorded as a capital contribution as of December 31, 2006.

         On October 31, 2006, Messrs. John and Miller and an employee of our company each loaned us $3,000 pursuant to a demand promissory note. The notes bear interest at a rate of 4% per annum payable upon demand. The principal amount of the notes were repaid in November 2006. The accrued interest of $44 was waived and has been recorded as a capital contribution.

         At December 31, 2006 we owed Messrs. John and Miller an aggregate of $270,833 of accrued but unpaid compensation payable to them under the terms of their employment agreements. On March 5, 2007 they converted this accrued but unpaid compensation into shares of our common stock based upon a conversion price of $0.05 per share which was equal to the fair market value of the stock. We issued each of Messrs. John and Miller 2,708,333 shares of our common stock for an aggregate issuance of 5,416,666 shares.

DIRECTOR INDEPENDENCE

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

3.1      Certificate of Incorporation of IHealth, Inc. filed April 1, 2002 (1)
3.2 Certificate of Amendment to Certificate of Incorporation filed February 9, 2003 (1)
3.3      By-laws (1)
3.4 Certificate of Amendment to the Certificate of Incorporation filed on December 16, 2005 (2)
3.5 Certificate of Amendment to the Certificate of Incorporation filed on March 6, 2007 *
4.1      Form of Series A Warrant (1)
4.2      Form of Series B Warrant (1)
4.3      Form of Series C Warrant (1)
4.4      Form of $0.15 common stock purchase warrant (3)
4.5      Form of warrant issued to The Chesapeake Group, Inc. (7)
10.1     Employment agreement with Brian S. John dated April 15, 2002 (1)
10.2     Amendment to Mr. John's employment agreement dated December 20, 2003
         (1)
10.3     Amendment No. 2 to Mr. John's employment agreement dated February
         5,2004 (1)
10.4     Amendment No. 3 to Mr. John's employment agreement, dated April 1, 2004
         (1)
10.5     Employment agreement with Richard A. Miller dated April 15, 2002 (1)
10.6     Amendment to Mr. Miller's employment agreement dated December 20, 2003
         (1)
10.7 Amendment no. 2 to Mr. Miller's employment agreement dated February 5, 2004 (1)
10.8     Amendment no. 3 to Mr. Miller's employment agreement, dated April 1,
         2004 (1)
10.9     $200,000 principal amount convertible debenture (1)
10.10    Rescission Offer (1)
10.11 Term Sheet for Exclusive Distribution Agreement with Nidaria Technology Ltd. (5)
10.12    2006 Equity Compensation Plan (7)
10.13 Form of Stock Assignment and Agreement with SYVAX, Inc. d/b/a Shark Defense (7)
10.14    Extension of Maturity Date of Convertible Debenture (7)
10.15    Form of $3,000 demand note issued on October 31, 2006 (7)
10.16 Investor Relations Agreement dated November 30, 2006 by and between Teeka Tan Products, Inc. and The Chesapeake Group, Inc. (7)
10.17 Scientific Advisor Agreement dated January 29, 2007 by and between Teeka Tan Products, Inc. and Patrick Rice *
14.1     Code of Business Conduct and Ethics (4)
21.1     Subsidiaries of the registrant (1)
23.1     Consent of Webb & Company, P.A. *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1     Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-109548, as amended.
(2) Incorporated by reference to the Current Report on Form 8-K as filed on December 19, 2005.
(3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(4) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the Current Report on Form 8-K as filed on March 14, 2006.
(6) Incorporated by reference to the registration statement on Form S-8, SEC file number 333-133244 as filed on April 12, 2006.
(7) Incorporated by reference to the registration statement on Form SB-2, SEC file number 139922, filed on January 1, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005. The following table shows the fees that were billed for the audit and other services provided by this firm for fiscal 2006 and 2005.

                                                  FISCAL 2006        FISCAL 2005
                                                  -----------        -----------

Audit Fees ...............................          $21,605            $10,136
Audit-Related Fees .......................                0                415
Tax Fees .................................              500                636
All Other Fees ...........................                0                  0
                                                    -------            -------
                          Total ..........          $22,105            $11,187

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Teeka Tan Products, Inc.

March 28, 2007                        By: /s/ Brian S. John
                                          -----------------
                                      Brian S. John, President, CEO,
                                      principal executive officer and
                                      principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                     DATE
         ---------                           -----                     ----

/s/ Brian S. John              President, Chief Executive         March 28, 2007
-----------------              Officer, Director principal
Brian S. John                  executive officer and
                               principal financial and
                               accounting officer

/s/ Richard A. Miller          Vice President, Chief Operating    March 28, 2007
---------------------          Officer, Director
Richard A. Miller

/s/ Frank J. Benedetto, Jr.    Secretary, Treasurer, Director     March 28, 2007
---------------------------
Frank J. Benedetto

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors of:
Teeka Tan Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Teeka Tan Products, Inc. and subsidiary as of December 31, 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Teeka Tan Products, Inc. and subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company had a net loss of $645,702, a working capital deficiency of $457,765, a stockholders' deficiency of $431,416 and used cash in operations of $254,429. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 26, 2007

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2006

                                     ASSETS

CURRENT ASSETS
  Cash ..........................................................   $    16,587
  Accounts receivable, net ......................................        14,827
  Prepaid licenses ..............................................        13,767
  Inventory .....................................................       121,263
                                                                    -----------
    Total currents assets .......................................       166,444

Property and equipment, net .....................................        24,899

Deposits ........................................................         1,450
                                                                    -----------

  TOTAL ASSETS ..................................................   $   192,793
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable .................................................   $    31,417
Accrued licenses ................................................        75,000
Accrued interest ................................................        46,959
Accrued payroll - officers' .....................................       270,833
Note payable ....................................................       200,000
                                                                    -----------
  Total current liabilities .....................................       624,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value, 10,000 shares authorized,
  0 shares issued and outstanding ...............................             -
Common stock $.0001 par value, 200,000,000 shares authorized,
  81,789,999 shares issued and outstanding ......................         8,179
Additional paid-in capital ......................................     1,558,903
Deferred compensation ...........................................      (162,492)
Subscription receivable .........................................      (130,000)
Accumulated deficit .............................................    (1,706,006)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ...................................      (431,416)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................   $   192,793
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 2006 and 2005

                                                 For the Year Ended December 31,
                                                     2006              2005
                                                 ------------      ------------
Sales ......................................     $    245,312      $    130,815
Cost of goods sold .........................          155,077            67,084
                                                 ------------      ------------

  Gross Profit .............................           90,235            63,731

OPERATING EXPENSES:
  General and administrative expenses ......          438,341           302,697
  Salary expense officers' .................          270,833           172,918
  Depreciation .............................            7,820             5,926
                                                 ------------      ------------

  TOTAL OPERATING EXPENSES .................          716,994           481,541
                                                 ------------      ------------

Net loss from operations ...................         (626,759)         (417,810)

Other (Income) and Expenses
  Interest expense .........................           20,138            24,683
  Interest income ..........................           (1,195)           (2,395)
  Gain on recission interest ...............                -           (28,318)
                                                 ------------      ------------
Total other (income) expenses ..............           18,943            (6,030)

  Net loss before income taxes .............         (645,702)         (411,780)
                                                 ------------      ------------

  Income taxes .............................                -                 -

                                                 ------------      ------------
NET LOSS ...................................     $   (645,702)     $   (411,780)
                                                 ------------      ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ......       60,485,314        54,845,753
                                                 ============      ============

Basic and Fully diluted net loss per share .     $      (0.01)     $      (0.01)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                                           TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                  Consolidated Statement of Changes in Stockholders' Defecit
                                        For the Years Ended December 31, 2006 and 2005

                                           Common Stock      Additional
                                       --------------------   Paid-in      Deferred    Subscription  Accumulated
                                         Shares     Amount    Capitial   Compensation   Receviable     Defecit       Total
                                       ----------  --------  ----------  ------------  ------------  -----------   ---------
Balance December 31, 2004 ...........  53,500,000  $  5,350  $   96,221   $       -     $       -    $  (648,524)  $(546,953)

Sale of common stock ................   2,399,999       240     169,760           -             -              -     170,000

Net Loss, 2005 ......................           -         -           -           -             -       (411,780)   (411,780)
                                       ----------  --------  ----------   ---------     ---------    -----------   ---------

Balance December 31, 2005 ...........  55,899,999  $  5,590  $  265,981   $       -     $       -    $(1,060,304)  $(788,733)

Sale of common stock ................   5,020,000       502     250,498           -             -              -     251,000

Common stock options ................           -         -      39,284           -             -              -      39,284

Common Stock issued to employees ....   2,000,000       200     129,800           -      (130,000)             -           -

Common Stock issued for services ....   1,500,000       150      79,850     (50,000)            -              -      30,000

Warrants issued for services ........           -         -     134,270    (134,270)            -              -           -

Amortization of deferred compensation           -         -           -      21,778             -              -      21,778

Capital contribution ................           -         -     487,257           -             -              -     487,257

Reclassification of rescission common
 stock 17,370,000 ...................       1,737   171,963           -           -             -        173,700

Net Loss ............................           -         -           -           -             -       (645,702)   (645,702)
                                       ----------  --------  ----------   ---------     ---------    -----------   ---------

Balance December 31, 2006 ...........  81,789,999  $  8,179  $1,558,903   $(162,492)    $(130,000)   $(1,706,006)  $(431,416)
                                       ==========  ========  ==========   =========     =========    ===========   =========

                                 See accompanying notes to consolidated financial statements.

                                                             F-4

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                          For the Year Ended
                                                              December 31,
                                                           2006          2005
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................    $(645,702)    $(411,780)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation ...................................        7,820         5,926
    Allowance for uncollectable accounts ...........        3,573        15,485
    Stock compensation .............................       69,284             -
    Amortization of prepaid licenses ...............       61,233             -
    Amortization of warrants .......................       21,778             -
  Changes in operating assets and liabities
    Increase in accounts receivable ................      (12,086)      (18,067)
    (Increase)  in inventory .......................      (46,970)      (46,453)
    Increase in deposits ...........................            -             -
    Decrease in other assets .......................          729
    Accounts payable and accrued expenses ..........       (4,331)      (28,417)
    Increase in accrued interest ...................       20,139        21,371
    Accrued payroll ................................      270,833       172,918
                                                        ---------     ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ........     (254,429)     (288,288)
                                                        ---------     ---------

INVESTING ACTIVITIES:
  Purchase of equipment ............................            -       (37,948)
                                                        ---------     ---------
    CASH FLOWS USED IN INVESTING ACTIVITIES ........            -       (37,948)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayement of note payable - related party .......      (30,000)            -
  Proceeds from issuance of common stock ...........      251,000       170,000
  Refund of stock subject to recession .............            -        (7,500)
                                                        ---------     ---------

    CASH FLOWS FROM FINANCING ACTIVITES ............      221,000       162,500
                                                        ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........      (33,429)     (163,736)

CASH AND CASH EQUIVALENTS, Beginning ...............       50,016       213,752
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, Ending ..................    $  16,587     $  50,016
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid ......................................    $       -     $       -
                                                        =========     =========
Income taxes .......................................    $       -     $       -
                                                        =========     =========

During 2006, two Offices forgave $487,257 of accrued Officers salary. The amount was recorded as a capital contribution.

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

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

During 2006 94% and 61%, of the Company's products were produced by two manufacturers. During 2005 100% of the Company's products were produced from one manufacturer.

During 2006 and 2005, no one customer accounted for more the 10% of the Company's sales.

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

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

INVENTORIES

The Company's inventories consist of purchased finished goods, labels and bottles. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of property and equipment is between three to five years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31 2006 and 2005 amounted to $19,555, and $9,713, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the year ended December 31, 2006 and 2005 is summarized as follows:

         2006         Current      Deferred      Total
                      -------      --------      -----
         Federal      $     -      $      -      $   -
         State              -             -          -
                      -------      --------      -----
                      $     -      $      -      $   -
                      =======      ========      =====

         2005

         Federal      $     -      $      -      $   -
         State              -             -          -
                      -------      --------      -----
                      $     -      $      -      $   -
                      =======      ========      =====

Income tax expense for the years ended December 31, 2006 and 2005 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

      Expected income tax expense (benefit) from operations ..  $(242,978)
      Temporary differences ..................................      1,345
      Permanent differences ..................................    186,446
      Valuation allowance ....................................     55,187
                                                                ---------
                                                                $       -
                                                                =========

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

Deferred tax assets:
                                                       2006        2005
                                                    ---------   ---------

      Net operating loss carryforward (benefit) ..  $(299,227)  $(244,040)
                                                    ---------   ---------
      Total gross deferred tax assets ............   (299,227)   (244,040)
      Less valuation allowance ...................    299,227     244,040
                                                    ---------   ---------
      Net deferred tax assets ....................  $       -   $       -
                                                    =========   =========

The Company has a net operating loss carryforward of approximately $795,200 available to offset future taxable income through 2025. The valuation allowance at December 31, 2006 and 2005 was $299,227 and $244,040, respectively. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $55,187.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. During the year ended December 31, 2006 and 2005 the Company had convertible notes and accrued interest of $246,959 and $227,014, That would have converted into 3,292,787 and 3,026,853 shares of common stock, respectively. During the years ended 31, 2006 and 2005 the Company had common stock warrants that would have converted into 2,999,999 and 13,579,999, of common stock, respectively.

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

STOCK BASED COMPENSATION

Effective January 1, 2006 The Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased pr cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 consisted of the following:

         Accounts receivable ............................     $ 33,886
         Less allowance for doubtful accounts ...........      (19,059)
                                                              --------
         Accounts receivable, net .......................     $ 14,827
                                                              ========

During the year ended December 31, 2006 and 2005 the Company recorded an allowance for doubtful accounts of $19,059 and 15,486, respectively.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

NOTE 4.  PROPERTY AND EQUIPMENT

At December 31, 2006 property and equipment consisted of the following:

         Computer equipment ...........................       $  1,882
         Automobiles ..................................         30,949
         Equipment ....................................          7,000
         Less accumulated depreciation ................        (14,932)
                                                              --------
                                                              $ 24,899
                                                              ========

Depreciation expense for the year ended December 31, 2006 and 2005 was $7,820 and $5,926, respectively.

NOTE 5.  PREPAID LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the year ended December 31, 2006 the Company recorded amortization expense of $61,233.

         Licenses amount .............................        $ 75,000
         Amortization ................................         (61,233)
                                                              --------
                             Balance .................        $ 13,767
                                                              ========

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of December 31, 2006, the Company recorded $270,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the year ended December 31, 2006 and 2005 the Company recorded an expense of $270,833 and $172,918, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of December 31, 2006.

NOTE 7.  NOTES PAYABLE - RELATED PARTY

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers elected to forgive a total of $1,431 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution. On July 21, 2006, the three officers were repaid their respective notes.

On October 31, 2006, two Directors and an employee each loaned the Company $3,000 pursuant to a demand promissory note. The notes bear interest at a rate of 4% per annum payable upon demand. The notes were repaid October 22, 2006.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

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

NOTE 9.  EQUITY TRANSACTIONS

Between January and December 2006 the Company sold 5,020,000 shares of common stock for proceeds of $251,000 to a total of 13 investors.

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

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of December 31, 2006.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer have been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,908 of accrued interest on their notes payables and to be repaid their note balances. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution as of December 31, 2006. The $477 of accrued interest to the employee was recorded as a reduction of interest expense as of December 31, 2006.

In July 2006 the Company issued 500,000 shares of common stock with a fair market value of $30,000 on the date of issuance to Shark Defense, LLC.. In exchange the Company received scientific and intellectual property services related to the development of a shark-repellant sunscreen formulation.

In October 2006 the Company issued a total of 500,000 common stock options pursuant to the Plan at an exercise price of $.05 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these option were immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes.

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 1,000,000 shares of common stock with a fair market value of $50,000 on the date of issuance. together with 1,000,000 warrants with exercise price of $0.05 per share, 1,000,000 warrants with exercise price of $0.06 and 1,000,000 warrants with exercise price of $0.07 per share expiring on January 31, 2008. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. For the year ended December 31, 2006 the Company recorded $9,009 of amortization expense associated with the common stock and warrants.

WARRANTS

During the year ended December 31, 2003, there were 362,400 warrants issued pursuant to the private placement offer. These warrants expire on July 25, 2006, and are all callable by the Company for $0.0001 per share if the stock exceeds $1.00 trading value per share. The 362,400 issued warrants consisted of 120,800 Series A warrants to purchase 2,416,000 shares of common stock at $.25 per share, 120,800 Series B warrants to purchase 6,040,000 shares of common stock at $.37 per share and 120,800 Series C warrants to purchase 3,624,000 shares of common stock at $.50 per share. During the year ended December 31, 2005 two investors rescinded their investments. As a result a total of 7,500 of the Series A, B and C warrants have been retired. During the year ended December 31, 2006 the warrants expired.

During the year ended December 31, 2005 the Company sold a total of 1,999,999 units to three investors, Each unit includes a share of common stock at $.075 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three years from the date of issuance.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

The Company issued 1,000,000 warrants on March 13, 2006, at an exercise price of $.05 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company fair valued these warrants at $78,201. For the year ended December 31, 2006 the Company recorded $12,769 of amortization expense associated with the warrants. The warrants expire December 31, 2008.

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

For the year ended December 31, 2006 the Company determined that the period for the shareholders to request a rescission had expired. The Company has reclassified the net proceeds of $173,700 from the issuance of 17,370,000 shares of common stock to equity in the balance sheet.

PREFFERED STOCK

In March 2007 the Company amended its Certificate of Incorporation to authorize a class of 10,000 shares of preferred stock, par value $0.0001 per share.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

NOTE 10. COMMITMENTS AND CONTINGENCIES

LICENSING AGREEMENT

On March 13, 2006, the Company entered into an agreement with Nidaria Technology Ltd. providing the Company with exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and Caribbean for a period of five years. Pursuant to the agreement the Company committed to a five year marketing budget of at least $1 million. In addition the Company agreed to pay Nidaria for the exclusive rights with the following additional compensation due at the beginning of each year:

         2006              $75,000
         2007              $75,000
         2008              $50,000
         2009              $50,000
         2010              $50,000

The compensation would be paid at the beginning of each year.

The Company has agreed to purchase minimum amounts of products over the next five years of:

         First year        $ 52,500
         Second year       $ 87,500
         Third year        $105,000
         Fourth year       $166,250
         Fifth year        $218,750

In addition the Company agrees to commit to a five year marketing budget of at least $1,000,000. As of March 16, 2007 the Company is currently in default under the license agreement.

NOTE 11. RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company recorded $270,833 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. For the year ended December 31, 2006 and 2005 the Company recorded an expense of $270,833 and $172,918, respectively, for payroll due to senior management.

On April 11, 2006 Messrs. Brian S. John, Richard A. Miller and Frank V. Benedetto, Jr., the Company's executive officers and directors, entered into agreements to forgive an aggregate of $485,826 of accrued but unpaid compensation payable to them under the terms of employment agreements between the Company and each of the individuals. Such amounts have been recorded as a capital contribution as of December 31, 2006.

In December 2005 the Company's three executive officers and one of our employees lent us an aggregate of $30,000 for general working capital. Under the terms of these notes, the principal and interest at the rate of 4% per annum are due on demand, provided, however, that the lenders may not demand payment until such time as the rescission offer described elsewhere herein has been completed and all stockholders who have accepted the rescission offer had been paid in full. In June 2006 the three executive officers and one of our employees elected to forgive a total of $1,431 of accrued interest on their notes payables and to be repaid only the principal note balances of $30,000. The $1,431 of accrued interest due to the three officers has been recorded as a capital contribution. On July 21, 2006, the three officers and one employee were repaid their respective notes.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
________________________________________________________________________________

NOTE 12. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $645,702 for the year ended December 31, 2006, a working capital deficiency of $457,765, a stockholders' deficiency of $431,416 and cash used in operations of $254,429. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 13. SUBSEQUENT EVENTS

Between January and February, 2007 the Company received $8,750 from an employee for payment of his subscription receivable.

On February 27, 2007 the Company issued 200,000 shares of common stock for proceeds of $10,000 to a investor.

On March 5, 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair market value of the stock.

On March 5, 2007 the Company issued 500,000 shares of common with a fair market value of $25,000 on the date of issuance to an employee for services.

On March 5, 2007 the Company issued 200,000 shares of common with a fair market value of $10,000 on the date of issuance to a consultant for services.

On March 16, 2007 the Company issued 100,000 shares of common with a fair market value of $4,000 on the date of issuance to a consultant for services.