Form 10QSB
period 2007-03-31
TEEKA TAN PRODUCTS, INC.
filed 2007-05-21
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 88,506,655 shares of common stock as of May 15, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TEEKA TAN PRODUCTS, INC.

                 Form 10-QSB for the period ended March 31, 2007

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to continue to sell the Safe Sea products on an uninterrupted basis, our ability to raise capital, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this quarterly report, the terms the "Company," "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation formerly known as IHealth, Inc., and our subsidiary Teeka Tan, Inc., a Florida corporation. The information which appears on our web site at www.teekatan.com is not part of this report.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at March 31, 2007 (unaudited).......................1

Consolidated Statements of Operations for the three months ended
  March 31, 2007 and 2006 (unaudited) .........................................2

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2007 and 2006 (unaudited) .........................................3

Notes to Consolidated Financial Statements (unaudited) ........................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures..............................................24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........25

Item 3.  Defaults Upon Senior Securities .....................................25

Item 4.  Submission of a Matters to a Vote of Security Holders ...............25

Item 5.  Other Information ...................................................25

Item 6.  Exhibits.............................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2007
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................    $    13,183
  Accounts receivable, net .....................................         62,754
  Inventory ....................................................         98,201
                                                                    -----------
    Total currents assets ......................................        174,138

Property and equipment, net ....................................         23,002

Deposits .......................................................          1,450
                                                                    -----------

  TOTAL ASSETS .................................................    $   198,590
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ................................................    $    69,690
Accrued licenses ...............................................         75,000
Accrued interest ...............................................         51,890
Accrued payroll - officers' ....................................         75,000
Note payable ...................................................        200,000
                                                                    -----------
    Total current liabilities ..................................        471,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value authorized 10,000 shares
  shares authorized 0 shares issued and  outstanding ...........              -
Common stock $.0001 par value authorized 200,000,000 shares
  88,206,665 shares issued and outstanding .....................          8,821
Additional paid-in capital .....................................      1,878,094
Deferred compensation ..........................................        (82,825)
Subscription receivable ........................................       (121,250)
Accumulated deficit ............................................     (1,955,830)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ..................................       (272,990)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................    $   198,590
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                      2007             2006
                                                  ------------     ------------

Sales ........................................    $     92,059     $     58,807
Cost of goods sold ...........................          61,060           50,460
                                                  ------------     ------------

  Gross Profit ...............................          30,999            8,347

OPERATING EXPENSES:
  General and administrative expenses ........         197,020           87,306
  Salary expense officers' ...................          75,000           50,000
  Depreciation ...............................           3,870            1,974
                                                  ------------     ------------

  TOTAL OPERATING EXPENSES ...................         275,890          139,280
                                                  ------------     ------------

Net loss from operations .....................        (244,891)        (130,933)

Other (Income) and Expenses
  Interest expense ...........................           4,933            5,064
                                                  ------------     ------------
Total other (income) expenses ................           4,933            5,064

  Net loss before income taxes ...............        (249,824)        (135,997)
                                                  ------------     ------------

  Income taxes ...............................               -                -

                                                  ------------     ------------
NET LOSS .....................................    $   (249,824)    $   (135,997)
                                                  ------------     ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ........      83,658,146       55,899,999
                                                  ============     ============

Basic and Fully diluted net loss per share ...    $      (0.00)    $      (0.00)
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                           For the the Months
                                                             Ended March 31,
                                                            2007         2006
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................   $(249,824)   $(135,997)
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation .....................................       1,897        1,974
    Allowance for uncollectable accounts .............       2,309            -
    Stock compensation ...............................      14,000            -
    Amortization of prepaid licenses .................      13,767            -
    Amortization of warrants and common stock ........     104,667          986
  Changes in operating assets and liabities
    Increase in accounts receivable ..................     (50,236)     (18,776)
    (Increase)  in inventory .........................      23,062      (12,323)
    Decrease in other assets .........................           -        4,726
    Accounts payable and accrued expenses ............      38,273       24,257
    Increase in accrued interest .....................       4,931        5,170
    Accrued payroll ..................................      75,000       50,000
                                                         ---------    ---------

    CASH FLOWS USED IN OPERATING ACTIVITIES ..........     (22,154)     (79,983)
                                                         ---------    ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ...........      10,000       66,000
    Proceeds form subscription receivable ............       8,750            -
                                                         ---------    ---------

  CASH FLOWS FROM FINANCING ACTIVITES ................      18,750       66,000
                                                         ---------    ---------

  NET DECREASE  IN CASH AND CASH EQUIVALENTS .........      (3,404)     (13,983)

  CASH AND CASH EQUIVALENTS, Beginning ...............      16,587       50,016
                                                         ---------    ---------

  CASH AND CASH EQUIVALENTS, Ending ..................   $  13,183    $  36,033
                                                         =========    =========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Interest paid ......................................   $       -    $       -
                                                         =========    =========
  Income taxes .......................................   $       -    $       -
                                                         =========    =========

  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  During 2007, two Officers converted $270,833 of accrued officers salary into 5,416,660 shares of common stock.

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at March 31 2007, the Company did not have cash in excess of FDIC limits.

During the three months ended March 31, 2007 and 2006 100% of the Company's products were produced by two manufacturers.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

CONCENTRATION OF CREDIT RISK (Continued)

During the three months ended March 31, 2007 two customer account for 26% and 14% of the Company's sales. During the three months ended March 31, 2006 no one customer accounted for more than 10% of the Company's sales.

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

INVENTORIES

The Company's inventories consist of purchased finished goods, labels and bottles. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Inventory at March 31, 2007 consisted of the following:

                            Components ....  $27,043
                            Finished goods    71,158
                                             -------
                            Total inventory  $98,201
                                             =======

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of property and equipment is three to five years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended March 31, 2007 and 2006 were $0 and $2,257, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2007 and 2006, the Company had common shares equivalents outstanding of 6,358,532 shares and 17,671,866 shares, respectively. Common Stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2007 consisted of the following:

         Accounts receivable ............................     $ 84,122
         Less allowance for doubtful accounts ...........      (21,368)
                                                              --------
                Accounts receivable, net ................     $ 62,754

During the three months ended March 31, 2007 and 2006 the Company increased its allowance for doubtful accounts $2,309 and $0, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT

At March 31, 2007 property and equipment consisted of the following:

         Computer equipment .............................     $  1,882
         Automobiles ....................................       30,949
         Equipment ......................................        7,000
         Less accumulated depreciation ..................      (16,829)
                                                              --------
                                                              $ 23,002

Depreciation expense for the three months ended March 31, 2007 and 2006 was $1,897 and $1,947, respectively.

NOTE 5.  ACCRUED LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the three months ended March 31, 2007 and 2006 the Company recorded amortization expense of $70,274 and $4,726, respectively. In May 2007 both parties mutually agreed to cancel the agreement and to forgive all amounts owed. As of March 31, 2007 the Company in no longer accruing additional licensing fees.

         Licenses amount ................................     $ 75,000
         Amortization ...................................      (75,000)
                                                              --------
                      Balance ...........................     $      -
                                                              ========

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of March 31, 2007, the Company recorded $75,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion. For the three ended March 31, 2007 and 2006 the Company recorded an expense of $75,000 and $50,000, respectively, for payroll due to senior management.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 7.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

NOTE 8.  EQUITY TRANSACTIONS

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

In October 2006 the Company issued a total of 500,000 common stock options pursuant to the Plan at an exercise price of $.05 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these option were immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes. Between January and February, 2007 the Company received $8,750 in payment of the subscription receivable.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 8.  EQUITY TRANSACTIONS (CONTINUED)

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 1,000,000 shares of common stock with a fair market value of $50,000 on the date of issuance. together with 1,000,000 warrants with exercise price of $0.05 per share, 1,000,000 warrants with exercise price of $0.06 and 1,000,000 warrants with exercise price of $0.07 per share expiring on January 31, 2008. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. For the year ended December 31, 2006 the Company recorded $9,009 of amortization expense associated with the common stock and warrants In April 2007 both parties agreed to mutually cancel the agreement. During the three months ended March 31, 2007 the Company expensed $97,060, the unamortized value of the agreement.

Between January and February, 2007 the Company received $8,750 from an employee for payment of his subscription receivable.

In February 2007 the Company issued 200,000 shares of common stock for cash proceeds of $10,000 to a investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 500,000 shares of common with a fair value of $25,000 on the date of issuance to an employee for services. The Company is amortizing the value over the one year term of the employees employment agreement. In May 2007 the Company agreed to issue the employee an additional 300,000 share of common stock valued at $9,000 pursuant to his employment agreement. During the three months ended March 31, 2007 the Company amortized $3,750.

In March 2007 the Company issued 200,000 shares of common with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007 the Company issued 100,000 shares of common with a fair value of $4,000 on the date of issuance to a consultant for services.

WARRANTS

During the year ended December 31, 2005 the Company sold a total of 1,999,999 units to three investors, Each unit includes a share of common stock at $.075 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three years from the date of issuance.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 8.  EQUITY TRANSACTIONS (CONTINUED)

WARRANTS (CONTINUED)

The Company issued 1,000,000 warrants on March 13, 2006, at an exercise price of $.05 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company fair valued these warrants at $78,201. For the three months ended March 31, 2007 the Company recorded $3,856 of amortization expense associated with the warrants. The warrants expire December 31, 2008.

AUTHORIZED SHARES

In September 2003 the Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000.

PREFERRED STOCK

In March 2007 the Company amended its Certificate of Incorporation to authorize a class of 10,000 shares of blank check preferred stock, par value $0.0001 per share. Such shares are issuable with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of the Company's board of directors.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

In May 2007 both parties mutually agreed to cancel the agreement and to forgive all amounts owed.

NOTE 10. RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company recorded $75,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock. For the three ended March 31, 2007 and 2006 the Company recorded an expense of $75,000 and $50,000, respectively, for payroll due to senior management.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $249,842 for the three months ended March 31, 2007, a working capital deficiency of $297,442, a stockholders' deficiency of $272,990 and cash used in operations of $22,154. These factors raise substantial doubt about the Company's ability to continue as a going concern

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. SUBSEQUENT EVENT

In May 2007 the Company agreed to issue the employee an additional 300,000 shares of common stock valued at $9,000 pursuant to his employment agreement.

In November 2006 the Company entered into an agreement with a company to provide investor relations and similar services to the Company and a compensation it issued the consultant warrants to purchase 3,000,000 shares of the Company's common stock at exercise prices ranging from $0.05 to $0.07 per share. In April 2007 the agreement was terminated and the warrants were cancelled.

In May 2007 the Company entered into an Addendum to Distribution Agreement with Nidaria Technology Ltd. to the initial agreement entered into in March 2006. Under the terms of the initial agreement, the Company was granted exclusive distribution rights to distribute the Safe Sea products in retail consumer markets in the U.S., Mexico and the Caribbean. The Company agreed to make certain minimum annual purchases and to pay a licensing fee of $75,000 per year for the first two years of the agreement, and thereafter a licensing fee of $50,000 per year. The Company also agreed to a five year marketing budget of at least $1 million and to purchase minimum amounts of products over the five year term of the agreement. Under the terms of the Addendum, the distribution agreement is now a non-exclusive appointment, the Company's obligations to pay annual licensing fees, make minimum purchases and make the marketing expenditure have been terminated and all amounts due for the licensing fees were forgiven.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this quarterly report.

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also a distributor of the Safe Sea Jellyfish Sting Protective Lotion under a licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, Dominican Republic, Alabama, New Hampshire, Rhode Island, Connecticut, New York, North Carolina, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic.

         Formed in 2002, we are a relatively new company with no long history of operations on which an investor can evaluate our historical and future financial performance. During fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. In February 2006 we entered into an agreement to distribute Safe Sea Jellyfish Sting Protective Lotion, which is marketed by its manufacturer as the worlds only patented lotion that helps prevent against the stinging of most Jellyfish, Man-o-war, Sea Lice, Sea Nettle and Fire Corals. Under the initial terms of the agreement we had the exclusive right to distribute Safe Sea in the retail consumer markets in the United States, the Caribbean and Mexico for a period of five years. During the first quarter of fiscal 2007 at our request the terms of the agreement were amended to provide that it is non-exclusive and certain minimum quantity purchase requirements and obligation to spend marketing funds were cancelled. While our total sales have increased since the first quarter of fiscal 2006 as a result of sales of the Safe Sea Jellyfish Sting Protective Lotion, we believe that the number of legacy sales were not sufficient to justify the additional financial commitments we made at the onset of the relationship.

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

         The principal features of our growth strategy include:

         o continue our efforts to enter new markets and new retail outlets, including expanding our focus to include distributors and "big box" retail outlets,

         o attend marketing conferences that give us increased exposure to independent and corporate retailers throughout the country,

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

GOING CONCERN

         We have generated minimal revenue since our inception in April 2002, and have incurred net losses of approximately $1.96 million since inception through March 31, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, working capital deficit, stockholders' deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2006 Consolidated Financial Statements included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

OFF BALANCE SHEET TRANSACTIONS

NONE

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                       THREE MONTHS ENDED    $ INCREASE
                                            MARCH 31,        (DECREASE)    % OF
                                        2007        2006    2007 VS 2006  CHANGE
                                     ---------   ---------  ------------  ------

Sales .............................  $  92,059   $  58,807      33,252      +57%
Gross profit ......................     30,999       8,347      22,652     +271%

Operating expenses:
General and administrative expenses    197,020      87,306     109,714      126%
Salary expenses officers' .........     75,000      50,000      25,000      +50%
Depreciation ......................      3,870       1,974       1,896      +96%
                                     ---------   ---------
Total operating expenses ..........    275,890     139,280     136,070      +98%

Net (loss) from operations ........   (244,891)   (130,933)    113,958       87%

Total other (income) and expenses .      4,933       5,064        (131)       NM
                                     ---------   ---------

Net loss ..........................  $(249,824)  $(135,997)    113,827      +84%
                                     =========   =========

NM = not meaningful

OTHER KEY INDICATORS:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,     % OF
                                                       2007      2006     CHANGE
                                                      ------    ------    ------

Cost of goods sold as a percentage of sales ......     66.3%     85.8%    -19.5%
Gross profit margin as a percentage of sales .....     33.7%     14.2%    +19.5%
Total operating expenses as a percentage of sales     299.7%    236.8%    +62.9%
Officers' salaries as a percentage of sales ......     81.5%     85.0%     -3.5%
G&A expenses, including officers' salaries,
  as a percentage of sales .......................    222.2%    233.5%    -11.3%

SALES

         We reported sales of $92,059 for the first quarter of fiscal 2007, an increase of $33,252 or approximately 57% from the first quarter of fiscal 2006. During the first 2007 period approximately53% of our revenues were attributable to sales of our Teeka Tan line of sun care products and approximately 47% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion. The increase in our revenues for the first quarter of fiscal 2007 from the comparable period in fiscal 2006 reflects our continued efforts to establish new accounts in our target market areas for our proprietary line of products, as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. During the three months ended March 31, 2007 two customer account for 26% and 14% of our sales. The customers included Drugstore.com ,which began carrying our products in January 2007, and a new distributor in North Carolina and South Carolina which was appointed in November 2006.

COST OF GOODS SOLD AND GROSS PROFIT

         Our cost of goods sold includes costs associated with containers, testing, labels, lotion, freight and pallet expense. Our costs of sales as a percentage of sales decreased to approximately 66% for the three months ended March 31, 2007 as compared to approximately 86% for the three months ended March 31, 2006. As a result of the increase in our cost of sales as a percentage of sales our gross profit margin for the first quarter of fiscal 2007 increased approximately 20% to approximately 34% from approximately 14% for the comparable period in fiscal 2006.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the three months ended March 31, 2007 increased $136,070, or approximately 98%, from the comparable period in fiscal 2006. Included in this increase was an increase in general and administrative expenses of $109,714, or approximately 126%. This increase in general and administrative expenses included a write off of approximately $97,000 related to the unamortized value of common stock and warrants issued under the terms of a consulting agreement which was cancelled. We did not have a comparable expense in the fiscal 2006 period. Other increases is general and administrative expenses included amortization of license fees associated with the distribution of Safe Sea Jellyfish Sting Protective Lotion, increases in consulting fees, investor relations expenses, rent expense which is payable to a related party, bad debt expense, postage and salaries, compensation and related expenses. These increases were principally offset by decreases in advertising and promotions.

         In March 2007 we hired a Director of Sales and during the first quarter of fiscal $7,500 our operating expenses included approximatley $7,500 related to his base salary and other compensation expense associated with the stock issued to him as additional compensation. Wewill incur additional compensation related expenses for him during the balance of fiscal 2007.

         During the three months ended March 31, 2007 salary expense officers increased $25,000, or 50%, from the comparable period in fiscal 2006 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, while we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations. During the three months ended March 31, 2007 depreciation expense also increased $1,896 from the three months ended March 31, 2006 which relates to deprecation of two additional vehicles purchased for use by our sales personnel.

         We anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases, subject to our ability to raise additional working capital, are salaries and benefits for additional employees, increased marketing and advertising expenses and increased rental expense. We also anticipate that our professional fees will increase as we seek to raise additional capital. We cannot, however, at this time quantify the amount of these increases.

TOTAL OTHER (INCOME) EXPENSES

         Total other (income) expenses for the three months ended March 31, 2007 primarily represented interest expense of $4,932 as compared to interest expense of $5,064 for the three months ended March 31, 2006. This interest relates to a $200,000 principal amountconvertible debenture which is due in August 2007. During the fiscal 2006 period we also had notes due to related parties which were converted later in fiscal 2006. Accordingly, the decrease in interest during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 reflects the reduced amount of obligations during the fiscal 2007 period. We will continue to incur interest expense on this obligation until such time as the debenture is converted or paid.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Following is a comparison of are certain selected items from our balance sheet at March 31, 2007 and our balance sheet at December 31, 2006 which are included in our financial statements appearing elsewhere in this annual report:

                                MARCH 31,                     $ OF
                                  2007        DECEMBER        CHANGE       % OF
                               (UNAUDITED)    31, 2006    (2007 V 2006)   CHANGE
                               -----------   ----------   -------------   ------
Working capital (deficit) ...   $(297,442)   $(457,765)      (160,323)      -35%
Cash ........................   $  13,183    $  16,587          3,404       -21%
Accounts receivable, net ....   $  62,754    $  14,827         47,927      +323%
Prepaid licenses ............   $       0    $  13,767        (13,767)     -100%
Inventory ...................   $  98,201    $ 121,263        (23,062)      -19%
Total current assets ........   $ 174,138    $ 166,444          7,694        +5%
Total assets ................   $ 198,590    $ 192,793          5,797        +3%
Accounts payable ............   $  69,690    $  31,417         38,273      +122%
Accrued licenses ............   $  75,000    $  75,000              0        n/a
Accrued interest ............   $  51,890    $  46,959          4,931       +11%
Accrued payroll - officers' .   $  75,000    $ 270,833       (195,833)      -72%
Note payable ................   $ 200,000    $ 200,000              0        n/a
Total current liabilities ...   $ 471,580    $ 624,209       (152,629)      -24%
Total liabilities ...........   $ 471,580    $ 624,209       (152,629)      -24%

         At March 31, 2007, we had a working capital deficiency of $297,442 as compared to a working capital deficiency of $457,765 at December 31, 2006. This change in working capital deficiency is primarily attributable to a decrease of $152,629 in current liabilities at March 31, 2007.

         The increase in our current assets at March 31, 2007 from March 31, 2006 included an increase of $47,927 in our accounts receivable which reflects our increased sales. As set forth above, two customers represented 40% of our sales for the first quarter of fiscal 2007. The terms of our sales to Drugstore.com are 2% 30 days, net 45 days, and the terms of sale to the distributor are net 90 days.

         At March 31, 2007 we had inventory of $98,201, a decrease of $23,062 from December 31, 2006. Approximately 65% of our inventory at March 31, 2007 is related to our Teeka Tan line of sun care products and the remaining approximately 35% is related to the Safe Sea Jellyfish Sting Protective Lotion, as compared to 51% and 49%, respectively, at December 31, 2006.

         Our current liabilities at March 31, 2007 decreased $152,629, or approximately 24%, from December 31, 2006. This decrease from period to period is primarily attributable to a decrease in accrued officers' salaries which was offset by an increase in accounts payable. At December 31, 2006 our executive officers converted all then accrued but unpaid salaries into equity. The increase in accounts payable is the result of increased sales and longer payment terms extended to two principal customers which, coupled with our lack of working capital, results in our slower payment of our obligations.

         In March 2006, we entered into an agreement with Nidaria Technology Ltd. which gave us the exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and the Caribbean for a period of five years. Pursuant to the agreement, we agreed to pay an annual licensing fee of $75,000 and committed to a five year marketing budget expenditure of at least $1 million. At March 31, 2007 our balance sheet reflects an accrued liability of $75,000. As a result of the addendum to this agreement entered into in May 2007, this obligation was forgiven by Nidaria Technology Ltd. and will be written off in the second quarter of fiscal 2007. In addition, we are no longer required to fund the marketing expenditures.

         At March 31, 2007 we have an outstanding note payable in the principal amount of $200,000 which is due August 26, 2007 together with accrued interest on this note of $51,890. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share.

         During the three months ended March 31, 2007, our cash balance decreased $3,404. This decrease consisted of $22,154 used in operating activities offset by $18,750 provided by financing activities.

         Cash flows used in operating activities for the three months ended March 31, 2007 decreased to $22,154 as compared to $79,983 for the three months ended March 31, 2006. For the fiscal 2007 period, we used cash provided by operations to fund our net loss of $249,824, together with increases in accounts receivable of $50,236, accounts payable and accrued expenses of $38,273, accrued interest of $4,931 and accrued payroll of $75,000. These increases were offset by an add back of non-cash items of $136,640 and a decrease in inventory of $23,062. For the fiscal 2006 period, we used cash provided by operations to fund our net loss of $135,997, together with increases in accounts receivable of $18,776, inventory of $12,323, accrued interest of $4,726, accounts payable and accrued expenses of $24,257, accrued interest of $5,170 and accrued payroll of $50,000. These increases were offset by the add back of non-cash items of $2,960.

         Cash flows used in financing activities were $18,750 for the three months ended March 31, 2007 as compared to $66,000 for the three months ended March 31, 2006. During the fiscal 2007 period we received $10,000 from the sale of our securities, as compared to $66,000 during the fiscal 2006 period, and an employee who had issued us a note for payment of the exercise of options partially satisfied that note.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $1,955,830 at March 31, 2007. While we do not presently have any commitments for capital expenditures, we have a $200,000 principal amount outstanding under a debenture due in August 2007. At present we do not have sufficient funds to satisfy this obligation.

         If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. Over the next 12 months we anticipate that we will require additional working capital to satisfy our current obligations, for increasing our inventory of existing and new products, for salaries and wages, and for increased marketing and advertising. Unless sales significantly increase over the next 12 months, we will be required to raise additional capital or we will not have significant working capital to satisfy our obligations, hire additional employees, increase our levels of inventory, market our products or otherwise pursue our business plan.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

          There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In February 2007 we sold 200,000 shares of our common stock to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. We received gross proceeds of $10,000. We did not pay a commission or use a placement agent in this transaction. The recipient represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         As previously disclosed, in November 2006 we entered into an agreement with a company to provide investor relations and similar services to our company and a compensation we issued it warrants to purchase 3,000,000 shares of our common stock at exercise prices ranging from $0.05 to $0.07 per share. In April 2007 the agreement was terminated and the warrants were cancelled.

         In May 2007 we entered into an Addendum to Distribution Agreement with Nidaria Technology Ltd. to the initial agreement entered into in March 2006. Under the terms of the initial agreement, we were granted exclusive distribution rights to distribute the Safe Sea products in retail consumer markets in the U.S., Mexico and the Caribbean. We agreed to make certain minimum annual purchases and to pay a licensing fee of $75,000 per year for the first two years of the agreement, and thereafter a licensing fee of $50,000 per year. We also agreed to a five year marketing budget of at least $1 million and to purchase minimum amounts of products over the five year term of the agreement. Under the terms of the Addendum, the distribution agreement is now a non-exclusive appointment, our obligations to pay annual licensing fees, make minimum purchases and make the marketing expenditure have been terminated and all amounts due for the licensing fees were forgiven.

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

Dated:  May 21, 2007