Form 10QSB
period 2007-06-30
TEEKA TAN PRODUCTS, INC.
filed 2007-08-17
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 87,906,665 shares of common stock as of August 14, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TEEKA TAN PRODUCTS, INC.

                 Form 10-QSB for the period ended June 30, 2007

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, but are not limited to, our ability to continue to sell the Safe Sea products on an uninterrupted basis, our ability to raise capital and satisfy our obligations as they become due, obtain and retain customers, develop brand recognition and distributor relationships for our products, execute our business strategy in a very competitive environment, our degree of financial leverage, risks related to market acceptance and demand for our products, our ability to consummate strategic alliances, acquisitions and reverse mergers to enhance stockholder value and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this quarterly report, the terms the "Company," "we", "our", and "us" refers to Teeka Tan Products, Inc., a Delaware corporation formerly known as IHealth, Inc., and our subsidiary Teeka Tan, Inc., a Florida corporation. The information which appears on our web site at www.teekatan.com is not part of this report.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .................................................1

Consolidated Balance Sheet at June 30, 2007 (unaudited)........................1

Consolidated Statements of Operations for the three and six months ended
June 30, 2007 and 2006 (unaudited) ............................................2

Consolidated Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (unaudited) ............................................3

Notes to Consolidated Financial Statements (unaudited) ........................4

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........13

Item 3.  Controls and Procedures .............................................21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........22

Item 3.  Defaults Upon Senior Securities .....................................22

Item 4.  Submission of a Matters to a Vote of Security Holders ...............22

Item 5.  Other Information ...................................................22

Item 6.  Exhibits.............................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2007
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS:
  Cash .........................................................    $     5,651
  Accounts receivable, net .....................................         62,811
  Inventory ....................................................         69,901
                                                                    -----------
    Total currents assets ......................................        138,363

Property and equipment, net ....................................         21,105

Deposits .......................................................          1,450
                                                                    -----------

  TOTAL ASSETS .................................................    $   160,918
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ................................................    $    62,669
Accrued interest ...............................................         56,876
Accrued payroll - officers' ....................................        150,000
Note payable ...................................................        200,000
                                                                    -----------
  Total current liabilities ....................................        469,545

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value authorized 10,000 shares
  shares authorized 0 shares issued and  outstanding ...........              -
Common stock $.0001 par value authorized 200,000,000 shares
  87,706,665 shares issued and outstanding .....................          8,771
Additional paid-in capital .....................................      1,843,144
Subscription receivable ........................................        (86,250)
Accumulated deficit ............................................     (2,074,292)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ..................................       (308,627)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................    $   160,918
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                  TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                   Consolidated Statement of Operations
                         For the Three and Six Months Ended June 30, 2007 and 2006
                                                (Unaudited)
__________________________________________________________________________________________________________
                                              For the Three Months Ended       For the Six Months Ended
                                                       June 30,                        June 30,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------
Sales ....................................   $     99,271    $    106,143    $    191,330    $    164,950
Cost of goods sold .......................         54,256          72,234         115,316         122,694
                                             ------------    ------------    ------------    ------------

  Gross Profit ...........................         45,015          33,909          76,014          42,256

OPERATING EXPENSES:
  General and administrative expenses ....         81,684         162,220         280,587         249,526
  Salary expense officers' ...............         75,000          70,819         150,000         120,819
  Depreciation ...........................          1,808           1,974           3,795           3,948
                                             ------------    ------------    ------------    ------------

  TOTAL OPERATING EXPENSES ...............        158,492         235,013         434,382         374,293
                                             ------------    ------------    ------------    ------------

Net loss from operations .................       (113,477)       (201,104)       (358,368)       (332,037)

Other (Income) and Expenses
  Interest expense .......................          4,985           5,391           9,918          10,455
  Interest income ........................              -          (1,165)              -          (1,165)
                                             ------------    ------------    ------------    ------------
Total other (income) expenses ............          4,985           4,226           9,918           9,290

  Net loss before income taxes ...........       (118,462)       (205,330)       (368,286)       (341,327)
                                             ------------    ------------    ------------    ------------

  Income taxes ...........................              -               -               -               -

                                             ------------    ------------    ------------    ------------
NET LOSS .................................   $   (118,462)   $   (205,330)   $   (368,286)   $   (341,327)
                                             ------------    ------------    ------------    ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ....     88,047,319      60,022,222      85,881,939      58,295,333
                                             ============    ============    ============    ============

Basic and Fully diluted net loss per share   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                             ============    ============    ============    ============

                       See accompanying notes to consolidated financial statements.

                                                     2

                                  TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                   Consolidated Statement of Cash Flows
                              For the Six Months Ended June 30, 2007 and 2006
                                                (Unaudited)
__________________________________________________________________________________________________________
                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                    2007           2006
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................    $(368,286)     $(341,327)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Increase in reserve for uncollectible accounts receivable ...............        2,309              -
    Depreciation ............................................................        3,795          3,948
    Gain on settlement of licensing fees ....................................      (75,000)             -
    Stock compensation ......................................................       14,000         39,284
    Amortization of prepaid licenses ........................................       13,767         23,425
    Amortization of warrants and common stock ...............................      187,492          4,885
  Changes in operating assets and liabilities:
    Increase in accounts receivable .........................................      (50,293)       (44,996)
    (Increase)  in inventory ................................................       51,362        (24,653)
    Prepaid expenses ........................................................            -        (13,350)
    Decrease in other assets ................................................            -           (935)
    Accounts payable and accrued expenses ...................................       31,251         23,664
    Increase in accrued interest ............................................        9,917          9,978
    Accrued payroll .........................................................      150,000        120,833
                                                                                 ---------      ---------

CASH FLOWS USED IN OPERATING ACTIVITIES .....................................      (29,686)      (199,244)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft ............................................................            -          1,532
  Proceeds from payment of subscription receivable ..........................        8,750              -
  Proceeds from issuance of common stock ....................................       10,000        216,000
  Repayment of notes payable - related party ................................            -         (7,500)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES ........................................       18,750        210,032
                                                                                 ---------      ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS ..................................      (10,936)        10,788

CASH AND CASH EQUIVALENTS, Beginning ........................................       16,587         50,016
                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS, Ending ...........................................    $   5,651      $  60,804
                                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid ...............................................................    $       -      $       -
                                                                                 =========      =========
Income taxes ................................................................    $       -      $       -
                                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During 2007, two Officers converted $270,833 of accrued Officers salary into common stock.

During 2007, a former employee returned $35,000 of common subject to a subscription receivable.

                       See accompanying notes to consolidated financial statements.

                                                     3

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at June 30 2007, the Company did not have cash in excess of FDIC limits.

During the six months ended June 30, 2007, 76% and 21% of the Company's products were produced by two manufacturers. During the six months ended June 30, 2006,58% and 42% of the Company's products were produced by two manufacturers.

During the six months ended June 30, 2007 two customers accounted for 14% and 13% of the Company's sales. During the six months ended June 30, 2006 no one customer accounted for more than 10% of the Company's sales.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

INVENTORIES

The Company's inventories consist of purchased finished goods, labels and bottles. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Inventory at June 30, 2007 consisted of the following:

                         Components ........  $ 44,274
                         Finished goods ....    25,627
                                              --------
                         Total inventory....  $ 69,901
                                              ========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of property and equipment is three to five years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended June 30, 2007 and 2006 were $1,017,$1,017 and $1,910,$3,140, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2007 and 2006, the Company had common shares equivalents outstanding of 13,830,000 shares and 17,671,866 shares, respectively. Common Stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the "valuation date," which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2007 consisted of the following:

         Accounts receivable ...........................      $ 74,032
         Less allowance for doubtful accounts ..........       (11,221)
                                                              --------
                Accounts receivable, net ...............      $ 62,811

During the three and six months ended June 30, 2007 the Company increased its allowance for doubtful accounts $ 0 and $2,309, respectively. During the three and six months ended June 30, 2006 the Company had no change in its allowance for doubtful accounts.

NOTE 4.  PROPERTY AND EQUIPMENT

At June 30, 2007 property and equipment consisted of the following:

         Computer equipment ............................      $  1,882
         Automobiles ...................................        30,949
         Equipment .....................................         7,000
         Less accumulated depreciation .................       (18,726)
                                                              --------
                                                              $ 21,105

Depreciation expense for the three and six months ended June 30, 2007 and 2006 was $1,808, $3,795 and $1,974, $3,948, respectively.

NOTE 5.  ACCRUED LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company is amortizing the costs of these licenses over the term of the agreement. For the three months ended March 31, 2007 and 2006 the Company recorded amortization expense of $70,274 and $4,726, respectively. In May 2007 both parties mutually agreed to cancel the agreement and to forgive all amounts owed. During the Three and Six months ended June 30, 2007 the Company recognized a $75,000 gain on the forgiveness of the accrued licensing fees.

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of June 30, 2007, the Company recorded $150,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion. In April 2007 the Company extended their employment agreement for one year. For the three and six months ended June 30, 2007 and 2006 the Company recorded an expense of $75,000, $150,000 and $70,849, $120,81, respectively, for payroll due to senior management.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In May 2007 the Company agreed to issue the employee an additional 300,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of June 30, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock.

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

In April 2006 the Company issued a total of 1,500,000 common stock options pursuant to the Plan at an exercise price of $.07 per share as compensation to three employees. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 5.0%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of three months. The Company valued these options at $39,284. The Company received a $35,000, 4% demand promissory note from each of the three employees. During the three months ended June 30, 2007 a former employee returned 500,000 shares of common stock and the Company cancelled the subscription receivable. The Company recorded a subscription receivable in the amount of $70,000 for these demand notes.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 9.  EQUITY TRANSACTIONS (CONTINUED)

In October 2006 the Company issued a total of 500,000 common stock options pursuant to the Plan at an exercise price of $.05 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these option were immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes. Between January and February, 2007 the Company received $8,750 in payments on the subscription receivable.

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 1,000,000 shares of common stock with a fair market value of $50,000 on the date of issuance. together with 1,000,000 warrants with exercise price of $0.05 per share, 1,000,000 warrants with exercise price of $0.06 and 1,000,000 warrants with exercise price of $0.07 per share expiring on January 31, 2008. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. For the year ended December 31, 2006 the Company recorded $9,009 of amortization expense associated with the common stock and warrants In April 2007 both parties agreed to mutually cancel and the agreement and the public relation firm returned it warrants. In May 2007 the Company expensed $61,575 the unamortized value of the warrants. During the three and six months ended June 30, 2007 the Company expensed $97,060.

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

In March 2007 the Company issued 500,000 shares of common with a fair value of $25,000 on the date of issuance to an employee for services. The Company is amortizing the value over the one year term of the employees employment agreement. In May 2007 the Company agreed to issue the employee an additional 300,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of June 30, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock. During the three months ended June 30, 2007 the Company expensed $21,250 the unamortized value of the common stock received. During the three and six months ended June 30, 2007 the Company amortized $21,250 and $25,000 respectively.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 9.  EQUITY TRANSACTIONS (CONTINUED)

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 11. RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company recorded $75,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock. For the three and six months ended June 30, 2007 and 2006 the Company recorded an expense of $75,000, $150,000 and $70,819, $120,819, respectively, for payroll due to senior management.

NOTE 12. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $368,286 for the six months ended June 30, 2007, a working capital deficiency of $331,182, a stockholders' deficiency of $308,627. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 13. SUBSEQUENT EVENT

In July 2007 the Company agreed to issue 200,000 shares of common stock valued at $5,600 to a consultant.

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

         We formed our company in 2002 and during fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. In February 2006 we entered into an agreement to distribute Safe Sea Jellyfish Sting Protective Lotion, which is marketed by its manufacturer as the world's only patented lotion that helps prevent against the stinging of most Jellyfish, Man-o-war, Sea Lice, Sea Nettle and Fire Corals. Under the initial terms of the agreement we had the exclusive right to distribute Safe Sea in the retail consumer markets in the United States, the Caribbean and Mexico for a period of five years. During the first quarter of fiscal 2007 at our request the terms of the agreement were amended to provide that it is non-exclusive and certain minimum quantity purchase requirements and obligation to spend marketing funds were cancelled. While our total sales have increased as a result of sales of the Safe Sea Jellyfish Sting Protective Lotion, we believe that the number of legacy sales were not sufficient to justify the additional financial commitments we made at the onset of the relationship.

         The sun care industry is a highly competitive market which is dominated by household names such as Coppertone, Hawaiian Tropic and Banana Boat. While the emphasis of our business model has been on our marketing efforts and our initial barrier to entry in the market has been relatively low through our use of a third party manufacturer, in order to be successful we must steadily increase our brand awareness and market penetration. Between the beginning of fiscal 2003 and through fiscal 2006 we have been successful in increasing the number of our customers we have begun to penetrate national chain stores including sales to a limited number of Walgreens locations in Florida and South Carolina. We are considering a change in our sales model from a sales representative-based model to a distributor-based model which we believe will not only improve our ability to gain penetration in regional or national chains as well as serving to reduce our operating expenses.

         The principal features of our growth strategy include:

         o continue our efforts to enter new markets and new retail outlets, including expanding our focus to include distributors and "big box" retail outlets;

         o attend marketing conferences that give us increased exposure to independent and corporate retailers throughout the country;

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

GOING CONCERN

         We have generated minimal revenue since our inception in April 2002, and have incurred net losses of approximately $2.1 million since inception through June 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, working capital deficit, stockholders' deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

OFF BALANCE SHEET TRANSACTIONS

         We are not a party to any off balance sheet transactions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

                                                             $ INCREASE
                                        SIX MONTHS ENDED     (DECREASE)
                                            JUNE 30,           2007 VS     % OF
                                        2007        2006        2006      CHANGE
                                     ---------   ---------   ----------   ------

Sales .............................  $ 191,330   $ 164,950     26,380     +16.0%
Gross profit ......................     76,014      42,256     33,758     +79.9%

Operating expenses:
General and administrative expenses    280,587     249,526     31,061     +12.4%
Salary expenses officers' .........    150,000     120,819     29,181     +24.2%
Depreciation ......................      3,795       3,948       (153)        NM
                                     ---------   ---------
         Total operating expenses .    434,382     374,293     60,089     +16.1%

Net (loss) from operations ........   (358,368)   (332,037)    26,331      +7.9%

Total other (income) and expenses .      9,918       9,290        628      +6.8%
                                     ---------   ---------
Net loss ..........................  $(368,286)  $(341,327)    26,959      +7.9%
                                     =========   =========     ======     ======

NM = not meaningful

OTHER KEY INDICATORS:

                                                   SIX MONTHS ENDED
                                                       JUNE 30,          % OF
                                                   2007        2006     CHANGE
                                                   -----      -----    ---------

Cost of goods sold as a percentage of sales .....  60.3%      74.4%      -14.1%
Gross profit margin as a percentage of sales ....  39.7%      25.6%      +14.1%
Total operating expenses as a percentage of sales   227%       227%    Unchanged
Officers' salaries as a percentage of sales .....  78.4%      73.2%       +5.2%
G&A expenses, including officers' salaries,
 as a percentage of sales .......................   225%       224%         -1%

SALES

         We reported sales of $191,330 for the six months ended June 30, 2007, an increase of approximately 16% from the comparable period fiscal 2006. During the fiscal 2007 period approximately 63% of our revenues were attributable to sales of our Teeka Tan line of sun care products as compared to approximately 65% during the comparable period in fiscal 2006, and approximately 37% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion as compared to approximately 35% during the six months ended June 30, 2006. The increase in our revenues for the six months ended June 30, 2007 from the comparable period in fiscal 2006 reflects our continued efforts to establish new accounts in our target market areas for our proprietary line of products, as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. During the six months ended June 30, 2007 two customers accounted for 27 % of our sales. The customers included Drugstore.com ,which began carrying our products in January 2007, and a new distributor in North Carolina and South Carolina which was appointed in November 2006.

COST OF GOODS SOLD AND GROSS PROFIT

         Our cost of goods sold includes costs associated with containers, testing, labels, lotion, freight and pallet expense. Our costs of sales as a percentage of sales decreased to approximately 60% for the six months ended June 30, 2007 as compared to approximately 74% for the six months ended June 30, 2006. As a result of the decrease in our cost of sales as a percentage of sales our gross profit margin for the first quarter of fiscal 2007 increased to approximately 40% from approximately 26% for the comparable period in fiscal 2006. During the three months ended June 30, 2007 we increased our selling price of the Safe Sea products. The decreases in cost of goods sold as a percentage of revenues and corresponding increases in margins during the fiscal 2007 period as compared to the fiscal 2006 period is primarily the result of this price increase.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the six months ended June 30, 2007 increased approximately 16% from the comparable period in fiscal 2006. Included in this increase was an increase in general and administrative expenses of approximately 12% which included a write off of approximately $97,000 related to the unamortized value of common stock and warrants issued under the terms of a consulting agreement which was cancelled which was offset by a one-time gain of $75,000 related to the amendment of the agreement for the distribution of Safe Sea as described elsewhere herein. We did not have a comparable expense or gain in the fiscal 2006 period. Other increases is general and administrative expenses included amortization of license fees associated with the distribution of Safe Sea Jellyfish Sting Protective Lotion, increases in consulting fees, investor relations expenses, rent expense which is payable to a related party, bad debt expense, postage and salaries, compensation and related expenses. These increases were principally offset by decreases in advertising and promotions and stock compensation expense.

         In March 2007 we hired a Director of Sales and our operating expenses include approximately $16,000 related to his base salary and other compensation expense associated with the stock issued to him as additional compensation which was being amortized over the one year term of the agreement. In May 2007 we agreed to issue him an additional 300,000 shares of common stock valued at $9,000 pursuant to his employment agreement; however, in June 2007 we terminated this employee prior to the issuance of the shares. During the three months ended June 30, 2007 we recognized an expense of $21,250 which equals the unamortized value of the initial 500,000 shares of common stock issued to the former employee at the time of his hire and our financial statements for the six months ended June 30, 2007 include a liability of $9,000 which represents the value of the 300,000 shares of common stock which remains unissued.

         During the six months ended June 30, 2007 salary expense officers increased approximately 24% from the comparable period in fiscal 2006 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. As set forth below, while we are presently accruing these amounts and our officers have agreed to defer payment of those amounts until such time as we have sufficient working capital to satisfy these obligations.

         We anticipate that our total operating expenses will continue to increase in future periods as our sales increase, which could be offset by a move to a distributor-based sales model. Subsequent to June 30, 2007 one of our full-time sales persons has formed his own company and is now acting as an independent distributor for our products. We also anticipate that our professional fees will increase both as we seek to raise additional capital and in connection with the phased-in compliance of Section 404 of the Sarbanes-Oxley Act of 2002 as discussed below. We cannot, however, at this time quantify the amount of these increases.

TOTAL OTHER (INCOME) EXPENSES

         Total other (income) expenses for the six months ended June 30, 2007 primarily represented interest expense of $9,918 as compared to interest expense of $10,455 for the comparable period in fiscal 2006. This interest relates to a $200,000 principal amount convertible debenture which is due in August 2007. During the fiscal 2006 period we also had notes due to related parties which were converted later in fiscal 2006. Accordingly, the decrease in interest during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 reflects the reduced amount of obligations during the fiscal 2007 period. We will continue to incur interest expense on this obligation until such time as the debenture is converted or paid.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Following is a comparison of are certain selected items from our balance sheet at June 30, 2007 and our balance sheet at December 31, 2006 which are included in our financial statements appearing elsewhere in this report:

                                                             $ OF
                                                            CHANGE
                             JUNE 30, 2007    DECEMBER     (2007 V       % OF
                              (UNAUDITED)     31, 2006       2006)      CHANGE
                             -------------   ---------     --------    ---------

Working capital (deficit) .    $(331,182)    $(457,765)    (126,583)      -27.7%
Cash ......................    $   5,651     $  16,587      (10,936)      -65.9%
Accounts receivable, net ..    $  62,811     $  14,827       47,984        +324%
Prepaid licenses ..........    $       0     $  13,767      (13,767)       -100%
Inventory .................    $  69,901     $ 121,263      (51,362)      -42.3%
Total current assets ......    $ 138,363     $ 166,444      (28,081)      -16.9%
Property and equipment, net    $  21,105     $  24,899       (3,794)      -15.2%
Total assets ..............    $ 160,918     $ 192,793      (31,875)      -16.5%
Accounts payable ..........    $  62,669     $  31,417       31,252         +99%
Accrued licenses ..........    $       0     $  75,000      (75,000)       -100%
Accrued interest ..........    $  56,876     $  46,959        9,917       +21.2%
Accrued payroll - officers'    $ 150,000     $ 270,833     (120,833)      -44.6%
Note payable ..............    $ 200,000     $ 200,000            0    Unchanged
Total current liabilities .    $ 469,545     $ 624,209     (154,664)      -24.8%
Total liabilities .........    $ 469,545     $ 624,209     (154,664)      -24.8%

         At June 30, 2007, we had a working capital deficiency of $ 331,182 as compared to a working capital deficiency of $457,765 at December 31, 2006. The increase in our current assets at June 30, 2007 from December 31, 2006 included an increase of $47,984 in our accounts receivable, net of allowance for doubtful accounts of $11,221, which reflects our increased sales. As set forth above, two customers represented 27% of our sales for the six months ended June 30, 2007. The terms of our sales to Drugstore.com are 2% 30 days, net 45 days, and the terms of sale to the distributor are net 90 days.

         At June 30, 2007 we had inventory of $69,901, a decrease of $51,362 from December 31, 2006. Approximately 63% of our inventory at June 30, 2007 is related to our Teeka Tan line of sun care products and the remaining approximate 37% is related to the Safe Sea Jellyfish Sting Protective Lotion, as compared to 51% and 49%, respectively, at December 31, 2006. Our inventory at December 31, 2006 reflected a large purchase of Safe Sea products. The reduction in inventory level at June 30, 2007 reflects our increased sales during the six month period including both our proprietary products and Safe Sea products.

         Our current liabilities at June 30, 2007 decreased $154,664, or approximately 25%, from December 31, 2006. This decrease from period to period is primarily attributable to a decrease in accrued officers' salaries and licensing fees associated with Nidaria Technology Ltd. as described below, which were offset by an increase in accounts payable. In March 2007 our executive officers converted all accrued but unpaid salaries due them at December 31, 2007 into equity and the amounts reflected at June 30, 2007 as accrued payroll - officers represents amounts accrued in fiscal 2007. The increase in accounts payable is the result of increased sales and longer payment terms extended to two principal customers which, coupled with our lack of working capital, results in our slower payment of our obligations.

         In March 2006, we entered into an agreement with Nidaria Technology Ltd. which gave us the exclusive distribution rights for Nidaria's Safe Sea sun care products in the United States, Mexico and the Caribbean for a period of five years. Pursuant to the agreement, we agreed to pay an annual licensing fee of $75,000 and committed to a five year marketing budget expenditure of at least $1 million. At March 31, 2007 our balance sheet reflected an accrued liability of $75,000. As a result of the addendum to this agreement entered into in May 2007, this obligation was forgiven by Nidaria Technology Ltd. and was written off in the second quarter of fiscal 2007. In addition, we are no longer required to fund the marketing expenditures.

         At June 30, 2007 we have an outstanding note payable in the principal amount of $200,000 which is due August 26, 2007 together with accrued interest on this note of $56,876. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. We initially entered into this loan in August 2004. We intend to seek a one year extension of the due date of this note; however, if the note holder should decline to grant the extension or otherwise convert the note into equity on or before its due date, we are presently unable to satisfy this obligation.

         At June 30, 2007 our balance sheet reflects a subscription receivable due us of $86,250 which represents the amounts outstanding under promissory notes issued to us between April 2006 and October 2006 by three employees for the payment of the exercise prices of compensatory options granted the employees under our stock option plan. The 4% notes are due on demand. When these notes are paid the proceeds will provide additional working capital for our company.

         During the six months ended June 30, 2007, our cash and cash equivalents decreased $10,936. This decrease consisted of $29,686 used in operating activities offset by $18,750 provided by financing activities.

         Cash flows used in operating activities for the six months ended June 30, 2007 decreased to $29,686 as compared to $199,244 for the comparable period in fiscal 2006. For the fiscal 2007 period, we used cash provided by operations to fund our net loss of $368,286, together with increases in accounts receivable of $50,293, accounts payable and accrued expenses of $31,251, accrued interest of $9,917 and accrued payroll of $150,000. These increases were offset by an add back of non-cash items of $146,363 and a decrease in inventory of $51,362. For the fiscal 2006 period, we used cash provided by operations to fund our net loss of $341,327, together with increases in accounts receivable of $44,996, inventory of $24,653, prepaid expenses of $13,350, accrued interest of $9,978, accounts payable and accrued expenses of $23,664, other assets of $935 and accrued payroll of $120,833. These increases were offset by the add back of non-cash items of $71,542.

         Cash flows from financing activities were $18,750 for the six months ended June 30, 2007 as compared to $210,032 for the six months ended June 30, 2006. The decrease is primarily attributable to reduced proceeds during the fiscal 2007 period from the sale of our securities as compared to the fiscal 2006 period.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $2,074,292 at June 30, 2007. While we do not presently have any commitments for capital expenditures, we have a $200,000 principal amount outstanding under a debenture due in August 2007. At present we do not have sufficient funds to satisfy this obligation. In addition, in connection with our annual report for our fiscal year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

         If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, absent a significant increase in sales which we do not presently anticipate will occur based upon the limited funds available to us to market and promote our products. Over the next 12 months we anticipate that we will require additional working capital to:

         o satisfy our current and future obligations, including the $200,000 note and accrued interest of approximately $57,000 due August 27, 2007

         o pay fees associated with the requirements of compliance with Section 404 of Sarbanes-Oxley Act of 2002,

         o increase our inventory of existing products and pay development costs associated with new products,

         o  pay salaries, wages and general overhead expenses, and

         o  pay increased marketing and advertising expenses.

         We may also need to raise capital in connection with any strategic alliances, acquisitions or reverse mergers we may seek to undertake in the future.

         We are continuing to seek additional capital in the private and/or public equity markets during fiscal 2007 to continue to implement our plan of operation. Our ability to raise capital upon terms we believe are acceptable to us and not overly dilutive to our existing shareholders has been adversely impacted by the low trading price of our common stock. We do not have any commitments from any holders of our outstanding warrants to exercise the warrants, and we cannot assure you that they will ever be exercised. In addition, we have no commitments from any third parties to provide additional equity or debt funding to us, and we cannot guarantee you that we will be successful in locating such additional funding.

         If, however, we are successful in obtaining additional capital, the impact of that transaction could be varied. If we raise additional working capital through the issuance of equity securities, existing stockholders will in all likelihood experience significant dilution. If we raise additional working capital through the issuance of debt, our interest expense will increase and adversely affect our ability to report profitable operations in future periods.

         We may not be able to obtain additional financing when needed or on terms favorable to us. Because we have no commitment for additional capital, we cannot guarantee you that we will be successful in raising such additional funds as we may need to fund our operations until such time, if ever, as we generate sufficient revenues to fund our working capital needs. If we are unable to raise sufficient working capital when and as needed, we would be unable to fully implement our business model or pay our obligations and we could be required to cease operations.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In July 2007 we issued 200,000 shares of our common stock valued at $5,600 to a consultant as compensation for accounting services provided to us. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

                                      Teeka Tan Products, Inc.

                                      By: /s/ Brian John
                                          --------------
                                      Brian John, Chief Executive Officer,
                                      principal executive officer and
                                      principal financial and accounting officer

Dated:  August 16, 2007