Form 10QSB
period 2007-09-30
TEEKA TAN PRODUCTS, INC.
filed 2007-11-16
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                                  561-989-3600
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 87,906,665 shares of common stock as of November 9, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TEEKA TAN PRODUCTS, INC.

               Form 10-QSB for the period ended September 30, 2007

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2007 (unaudited) .........1

         Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited) .................2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2007 and 2006 (unaudited) ........................3

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........22

Item 3.  Defaults Upon Senior Securities .....................................22

Item 4.  Submission of a Matters to a Vote of Security Holders ...............22

Item 5.  Other Information ...................................................22

Item 6.  Exhibits ............................................................22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2007
                                   (Unaudited)
________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS:
  Cash .........................................................    $     6,115
  Accounts receivable, net .....................................         29,830
  Due from employee ............................................          3,600
  Inventory ....................................................         62,633
                                                                    -----------
    Total currents assets ......................................        102,178

Property and equipment, net ....................................         11,470
                                                                    -----------

  TOTAL ASSETS .................................................    $   113,648
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ................................................    $    45,971
Accrued interest ...............................................         61,918
Accrued payroll - officers' ....................................        225,000
Note payable ...................................................        200,000
                                                                    -----------
    Total current liabilities ..................................        532,889

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value authorized 10,000 shares
shares authorized 0 shares issued and  outstanding .............              -
Common stock $.0001 par value authorized 200,000,000 shares
87,906,665 shares issued and outstanding .......................          8,791
Additional paid-in capital .....................................      1,848,724
Subscription receivable ........................................        (86,250)
Accumulated deficit ............................................     (2,190,506)
                                                                    -----------
  TOTAL STOCKHOLDERS' DEFICIT ..................................       (419,241)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................    $   113,648
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                  TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                                   Consolidated Statement of Operations
                      For the Three and Nine Months Ended September 30, 2007 and 2006
                                                (Unaudited)
__________________________________________________________________________________________________________
                                              For the Three Months Ended      For the Nine Months Ended
                                                     September 30,                   September 30,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------
Sales ....................................   $     47,864    $     60,801    $    239,194    $    225,751
Cost of goods sold .......................         34,387          18,606         149,703         141,300
                                             ------------    ------------    ------------    ------------

  Gross Profit ...........................         13,477          42,195          89,491          84,451

OPERATING EXPENSES:
  General and administrative expenses ....         43,617         110,160         324,204         359,686
  Salary expense officers' ...............         75,000          75,014         225,000         195,833
  Depreciation ...........................          1,639           1,974           5,434           5,922
                                             ------------    ------------    ------------    ------------

  TOTAL OPERATING EXPENSES ...............        120,256         187,148         554,638         561,441
                                             ------------    ------------    ------------    ------------

Net loss from operations .................       (106,779)       (144,953)       (465,147)       (476,990)

Other (Income) and Expenses
  Loss on sale of assets .................          4,395               -           4,395               -
  Interest expense .......................          5,041           5,041          14,959          15,496
  Interest income ........................              -             (29)              -          (1,194)
                                             ------------    ------------    ------------    ------------
Total other (income) expenses ............          9,436           5,012          19,354          14,302

  Net loss before income taxes ...........       (116,215)       (149,965)       (484,501)       (491,292)
                                             ------------    ------------    ------------    ------------

  Income taxes ...........................              -               -               -               -

                                             ------------    ------------    ------------    ------------
NET LOSS .................................   $   (116,215)   $   (149,965)   $   (484,501)   $   (491,292)
                                             ------------    ------------    ------------    ------------

Weighted average number of common shares
  outstanding Basic and Fully Diluted ....     87,848,927      62,143,912      86,567,423      59,597,058
                                             ============    ============    ============    ============

Basic and Fully diluted net loss per share   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                             ============    ============    ============    ============

                       See accompanying notes to consolidated financial statements.

                                                     2

                     TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)
________________________________________________________________________________

                                                           For the nine Months
                                                           Ended September 30,
                                                             2007        2006
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(484,501)  $(491,292)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Decrease in reserve for uncollectible accounts
     receivable ........................................     10,793       5,476
    Depreciation .......................................      5,434       5,922
    Gain on settlement of licensing fees ...............    (75,000)          -
    Loss on sale of fixed asset ........................      4,395           -
    Stock compensation .................................     19,600      69,284
    Amortization of prepaid licenses ...................     13,767      42,329
    Amortization of warrants and common stock ..........    187,492       8,827
  Changes in operating assets and liabilities
    Increase in accounts receivable ....................    (25,796)    (29,751)
    (Increase)  in inventory ...........................     58,630     (49,477)
    Decrease in deposits ...............................      1,450           -
    Accounts payable and accrued expenses ..............     14,555      (5,007)
    Increase in accrued interest .......................     14,959      15,019
    Accrued payroll ....................................    225,000     195,833
                                                          ---------   ---------

CASH FLOWS PROVIDED BY / (USED IN) OPERATING ACTIVITIES     (29,222)   (232,837)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from payment of subscription receivable .....      8,750           -
  Proceeds from issuance of common stock ...............     10,000     216,000
  Repayment of notes payable - related party ...........          -     (30,000)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES ...................     18,750     186,000
                                                          ---------   ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS .............    (10,472)    (46,837)

CASH AND CASH EQUIVALENTS, Beginning ...................     16,587      50,016
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, Ending ......................  $   6,115   $   3,179
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid ..........................................  $       -   $       -
                                                          =========   =========
Income taxes ...........................................  $       -   $       -
                                                          =========   =========

During 2007, two Officers converted $270,833 of accrued Officers salary into common stock.

During 2007, a former employee returned $35,000 of common stock subject to a subscription receivable

          See accompanying notes to consolidated financial statements.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

CONCENTRATION OF CREDIT RISK

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. As at September 30 2007, the Company did not have cash in excess of FDIC limits.

During the nine months ended September 30, 2007, 86% and 10% of the Company's products were produced by two manufacturers. During the nine months ended September 30, 2006 61% and 32% of the Company's products were produced by two manufacturers.

During the nine months ended September 30, 2007 one customer accounted for 12% of the Company's sales. During the nine months ended September 30, 2006 no one customer accounted for more than 10% of the Company's sales.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

INVENTORIES

The Company's inventories consist of purchased finished goods, labels and bottles. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Inventory at September 30, 2007 consisted of the following:

                        Components ........  $22,943
                        Finished goods ....   39,690
                                             -------
                        Total inventory....  $62,633
                                             =======

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of property and equipment is three to five years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended September 30, 2007 and 2006 were $0 and $1,017 and $13 and $1,923, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2007 and 2006, the Company had common shares equivalents outstanding of 6,425,012 shares and 17,805,571 shares, respectively. Common Stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2007 consisted of the following:

         Accounts receivable ...........................      $ 38,096
         Less allowance for doubtful accounts ..........        (8,266)
                                                              --------
                Accounts receivable, net ...............      $ 29,830

During the three and nine months ended September 30, 2007 the Company decreased its allowance for doubtful accounts $2,956 and $10,793, respectively. During the three and nine months ended September 30, 2006 the Company decreased its allowance for doubtful accounts $5,476 and $5,476, respectively.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4.  PROPERTY AND EQUIPMENT

At September 30, 2007 property and equipment consisted of the following:

         Computer equipment ............................      $  1,882
         Automobiles ...................................        15,474
         Equipment .....................................         7,000
         Less accumulated depreciation .................       (12,886)
                                                              --------
                                                              $ 11,470

Depreciation expense for the three and nine months ended September 30, 2007 and 2006 was $1,639, $5,434 and $1,974, $5,922, respectively.

In September 2007 the Company sold an automobile to an employee for a note receivable of $3,600.The note is payable on demand and does not accrue interest. The Company recorded a loss on the sale of the automobile of $4,395.

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

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of September 30, 2007, the Company recorded $225,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion. In April 2007 the Company extended their employment agreement for one year. For the three and nine months ended September 30, 2007 and 2006 the Company recorded an expense of $75,000, $225,000 and $75,014, $195,833, respectively, for payroll due to senior management.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In May 2007 the Company agreed to issue an employee an additional 300,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of September 30, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

NOTE 8.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. There was no beneficial conversion feature on the issue of the note payable. On August 26, 2006 both parties agreed to extend the maturity date of the note until August 26, 2007. As of September 30, 2007 the note is in default.

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

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

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

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 1,000,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 1,000,000 warrants with exercise price of $0.05 per share, 1,000,000 warrants with exercise price of $0.06 and 1,000,000 warrants with exercise price of $0.07 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. For the year ended December 31, 2006 the Company recorded $9,009 of amortization expense associated with the common stock and warrants. In April 2007 both parties agreed to mutually cancel and the agreement and the public relation firm returned it warrants. In May 2007 the Company expensed $61,575 the unamortized value of the warrants. During the nine months ended September 30, 2007 the Company expensed $97,060.

Between January and February, 2007 the Company received $8,750 from an employee for payment of his subscription receivable. In June, 2007 a former employee returned 500,000 shares of common stock and the Company cancelled the subscription receivable.

In February 2007 the Company issued 200,000 shares of common stock for cash proceeds of $10,000 to a investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 500,000 shares of common with a fair value of $25,000 on the date of issuance to an employee for services. The Company is amortizing the value over the one year term of the employees employment agreement. In May 2007 the Company agreed to issue the employee an additional 300,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of September 30, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock. During the nine months ended September 30, 2007 the Company expensed $21,250 the unamortized value of the common stock received.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

In March 2007 the Company issued 200,000 shares of common with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007 the Company issued 100,000 shares of common with a fair value of $4,000 on the date of issuance to a consultant for services.

In July 2007 the Company issued 200,000 shares of common stock with a fair value of $5,600 on the date of issuance to a consultant for services.

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

NOTE 10. RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company recorded $225,000 for payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 5,416,660 shares of common stock at a price of $0.05 per share which was equal to the fair value of the stock on the date of conversion. In April 2007 the Company extended their employment agreement for one year. For the three and nine months ended September 30, 2007 and 2006 the Company recorded an expense of $75,000, $225,000 and $75,014, $195,833, respectively, for payroll due to senior management.

                     TEEKA TAN PRODUCTS. INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF September 30, 2007
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $484,501 for the nine months ended September 30, 2007, a working capital deficiency of $430,711, a stockholders' deficiency of $419,241. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. SUBSEQUENT EVENT

In October 2007, the Company forgave a total of $51,250 of subscription receivable owed from two employees of the Company.

In October, 2007 two executive officers forgave a total of $250,000 of accrued salary and in November, 2007 Messrs. forgave an additional $5,754 of accrued compensation. In addition, effective November 7, 2007 the Two executive officers terminated their employment agreements with the company. In September 2007 the Company announced that it had signed a letter of intent to acquire the Taiyuan Rongan Business Trading Company ("Taiyuan Rongan"), located in Taiyuan, Shanxi Province, China, in a stock for stock exchange. On November 12, 2007 the Company entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to the Company in exchange for an aggregate of 31,500,000 shares of the Company's common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of the Company's common stock at an exercise price of $0.50 per share, both giving effect to a 1 for 100 reverse stock split which is required prior to the closing of the agreement with Taiyuan Rongan. As of November 15, 2007 the Company has not approved the reverse stock split.

In addition, it is a condition of closing of the agreement that an outstanding $200,000 principal amount convertible promissory note be satisfied prior to closing by issuing 2,590,934 shares of the Company's common stock (post-split). The closing of the agreement will result in a change of control of the Company and at closing, the Company's current executive officers and directors will resign and executive officers and directors designated by Taiyuan Rongan will be elected. At closing the Company will also issue Mirador Consulting, an affiliate of the Company's executive officers, a one year common stock purchase warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this quarterly report.

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also a distributor of the Safe Sea Jellyfish Sting Protective Lotion under a licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, Dominican Republic, Alabama, New Hampshire, Rhode Island, Connecticut, New York, North Carolina, South Carolina, Maine, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic. We market our products through the use of our in house sales representative as well as independent distributors.

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

         In September 2007 we announced that we had had signed a letter of intent to acquire the Taiyuan Rongan Business Trading Company ("Taiyuan Rongan"), located in Taiyuan, Shanxi Province, China, in a stock for stock exchange. Taiyuan Rongan operates six shopping malls in the city of Taiyuan, China, of which it has 76% ownership. On November 12, 2007 we entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors (the "Taiyuan Rongan Shareholders") pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to our company in exchange for an aggregate of 31,500,000 shares of our common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $0.50 per share, both giving effect to the reverse stock split described below.

         Under the terms of the agreement, as a condition precedent to closing we must undertake a one for 100 (1:100) reverse stock split of our outstanding common stock and Taiyuan Rongan must have received and delivered documentation of the approvals for the transaction from the various divisions of the Chinese government. As of November 15, 2007, the Company has not approved the reverse stock split. In addition, it is a condition of closing of the agreement that an outstanding $200,000 principal amount convertible promissory note be satisfied prior to closing by issuing 2,590,934 shares of our common stock (post-split). In anticipation of the closing, Messrs. Brian John and Richard A. Miller, our executive officers and directors, have terminated their employment agreements and forgiven all accrued but unpaid compensation due each of them. The closing of the agreement is also subject to customary closing conditions. At closing, our executive officers and directors will resign and executive officers and directors designated by Taiyuan Rongan will be elected. We will also issue Mirador Consulting, an affiliate of Messrs. John and Miller, a one year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

         If the transaction ultimately closes, of which there are no assurances, it would result in a change of control of our company and our primary business and operations would then be that of Taiyuan Rongan. However, as it is possible that the conditions precedent to closing will not be completed, investors should not place undue reliance on the transaction with Taiyuan Rongan when making an investment decision regarding our company.

         If the transaction with Taiyuan Rongan does not close, it is likely that we will seek other companies with which to enter into a business combination as an alternative means to grow our company. While we believe in the overall viability of our business model, in order to grow our business, implement our marketing initiatives and satisfy our current obligations, we need to raise additional working capital and to date we have been unsuccessful in securing the capital. This lack of sufficient working capital has significantly hindered our abilities to continue to grow our revenues. Accordingly, we believe it is in the best interests of our stockholders to diversify our operations through a business combination with an operation company. There are no assurances, however, that we could identify and close and a business combination with an operating company. If this were ultimately the case, it is possible that we could be forced to curtail some or all of our operations and investors could lose their entire investment in our company.

GOING CONCERN

         We have generated minimal revenue since our inception in April 2002, and have incurred net losses of approximately $2.1 million since inception through September 30, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, working capital deficit, stockholders' deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                             $ INCREASE
                                       NINE MONTHS ENDED     (DECREASE)
                                          SEPTEMBER 30,        2007 VS     % OF
                                        2007        2006        2006      CHANGE
                                     ---------   ---------   ----------   ------

Sales .............................  $ 239,194   $ 225,751    $ 13,443      6.0%
Gross profit ......................     89,491      84,451       5,040      6.0%

Operating expenses:
General and administrative expenses    324,204     359,686     -35,482     -9.9%
Salary expenses officers' .........    225,000     195,833      29,167     14.9%
Depreciation ......................      5,434       5,922        -488     -8.2%
                                     ---------   ---------    --------    ------
           Total operating expenses    554,638     561,441      -6,803     -1.2%

Net (loss) from operations ........   (465,147)   (476,990)     11,843     -2.5%

Total other (income) and expenses .     19,354      14,302       5,052     35.3%
                                     ---------   ---------    --------    ------

Net loss ..........................  $(484,501)  $(491,292)   $  6,791     -1.4%
                                     =========   =========    ========    ======

NM = not meaningful

OTHER KEY INDICATORS:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,      % OF
                                                        2007     2006     CHANGE
                                                        ----     ----     ------

Cost of goods sold as a percentage of sales .......      63%      63%        0%
Gross profit margin as a percentage of sales ......      37%      37%        0%
Total operating expenses as a percentage of sales .     232%     249%      -17%
Officers' salaries as a percentage of sales .......      94%      87%        7%
G&A expenses, including officers' salaries, as a
 percentage of sales ..............................     230%     246%      -16%

SALES

         We reported sales of $239,194 for the nine months ended September 30, 2007, an increase of approximately 6% from the comparable period fiscal 2006. During the fiscal 2007 period approximately 58% of our revenues were attributable to sales of our Teeka Tan line of sun care products as compared to approximately 59% during the comparable period in fiscal 2006, and approximately 42% of our revenues were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion as compared to approximately 41%% during the nine months ended September 30, 2006. The increase in our revenues for the nine months ended September 30, 2007 from the comparable period in fiscal 2006 reflects our continued efforts to establish new accounts in our target market areas for our proprietary line of products, as well as revenues from our distributorship of the Safe Sea product which began in early fiscal 2006. During the nine months ended September 30, 2007 one customer accounted for 12 % of our sales.

COST OF GOODS SOLD AND GROSS PROFIT

         Our cost of goods sold includes costs associated with containers, testing, labels, lotion, freight and pallet expense. Our costs of sales as a percentage of sales was constant at approximately 63% for the nine months ended September 30, 2007 and 2006. Accordingly, our gross profit margin is approximately 37%.

TOTAL OPERATING EXPENSES

         Our total operating expenses for the nine months ended September 30, 2007 decreased approximately 1% from the comparable period in fiscal 2006. Included in this decrease was a reduction in general and administrative expenses of approximately 10%, which included a write off of approximately $97,000 related to the unamortized value of common stock and warrants issued under the terms of a consulting agreement which was cancelled, together with a reduction in the reserve for bad debts of approximately $5,500 and a decrease in advertising and promotions and stock compensation expense. These decreases were offset by a one-time gain of $75,000 related to the amendment of the agreement for the distribution of Safe Sea as described elsewhere herein.

         In March 2007 we hired a Director of Sales and our operating expenses include approximately $16,000 related to his base salary and other compensation expense associated with the stock issued to him as additional compensation which was being amortized over the one year term of the agreement. In May 2007 we agreed to issue him an additional 300,000 shares of common stock valued at $9,000 pursuant to his employment agreement; however, in June 2007 we terminated this employee prior to the issuance of the shares. During the nine months ended September 30, 2007 we recognized an expense of $21,250 which equals the unamortized value of the initial 500,000 shares of common stock issued to the former employee at the time of his hire and our financial statements for the nine months ended September 30, 2007 include a liability of $9,000 which represents the value of the 300,000 shares of common stock which remains unissued.

         During the nine months ended September 30, 2007 salary expense officers increased approximately 15% from the comparable period in fiscal 2006 which reflects the increase in annual salaries paid to our executive officers under the terms of their employment agreements. On October 31, 2007, Messrs. John and Miller forgave a total of $250,000 of accrued salary and effective November 7, 2007 Messrs. John and Miller forgave the $5,754 of accrued compensation for the period of November 1, 2007 through the date of the agreement. In addition, effective November 7, 2007 Messrs. John and Miller terminated their employment agreements with our company in preparation of the pending transaction with Taiyuan Rongan as described elsewhere in this report. As a result of this termination, we are no longer accruing salaries for our executive officers. For accounting purposes, under generally accepted accounting principles these forgiveness will be reflected as a reduction in the liability of accrued payroll
- officers and an increase in paid in capital.

TOTAL OTHER (INCOME) EXPENSES

         Total other (income) expenses for the nine months ended September 30, 2007 primarily represented interest expense of $14,959 as compared to interest expense of $15,496 for the comparable period in fiscal 2006. This interest relates to a $200,000 principal amount convertible debenture which currently in default. During the fiscal 2006 period we also had notes due to related parties which were converted later in fiscal 2006. Accordingly, the decrease in interest during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 reflects the reduced amount of obligations during the fiscal 2007 period. We will continue to incur interest expense on this obligation until such time as the debenture is converted or paid.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Following is a comparison of are certain selected items from our balance sheet at September 30, 2007 and our balance sheet at December 31, 2006 which are included in our financial statements appearing elsewhere in this report:

                                                              $ OF
                              SEPTEMBER 30,   DECEMBER 31,    CHANGE
                                   2007          2006        (2007 V       % OF
                               (UNAUDITED)     (AUDITED)       2006)      CHANGE
                              -------------   ------------   --------    -------

Working capital (deficit) .     $(430,711)     $(457,765)     27,054       -5.9%
Cash ......................     $   6,115      $  16,587     (10,472)     -63.1%
Accounts receivable, net ..     $  29,830      $  14,827      15,003      101.2%
Prepaid licenses ..........     $       -      $  13,767     (13,767)    -100.0%
Due from employee .........     $   3,600      $       -       3,600      100.0%
Inventory .................     $  62,633      $ 121,263     (58,630)     -48.3%
Total current assets ......     $ 102,178      $ 166,444     (64,266)     -38.6%
Property and equipment, net     $  11,470      $  24,899     (13,429)     -53.9%
Total assets ..............     $ 113,648      $ 192,793     (79,145)     -41.1%
Accounts payable ..........     $  45,971      $  31,417      14,554       46.3%
Accrued licenses ..........     $       -      $  75,000     (75,000)    -100.0%
Accrued interest ..........     $  61,918      $  46,959      14,959       31.9%
Accrued payroll - officers'     $ 225,000      $ 270,833     (45,833)     -16.9%
Note payable ..............     $ 200,000      $ 200,000           -        0.0%
Total current liabilities .     $ 532,889      $ 624,209     (91,320)     -14.6%
Total liabilities .........     $ 532,889      $ 624,209     (91,320)     -14.6%


         At September 30, 2007, we had a working capital deficiency of $430,711 as compared to a working capital deficiency of $457,765 at December 31, 2006. The decrease in our current assets at September 30, 2007 from December 31, 2006 included an increase of $15,003 in our accounts receivable, net of allowance for doubtful accounts of $8,266, which reflects our increased sales. As set forth above, one customer, Drugstore.com, represented 12% of our sales for the nine months ended September 30, 2007. The terms of our sales to Drugstore.com are 2% 30 days, net 45 days.

         At September 30, 2007 we had inventory of $62,633, a decrease of $58,630 from December 31, 2006. Approximately 79% of our inventory at September 30, 2007 is related to our Teeka Tan line of sun care products and the remaining approximate 21% is related to the Safe Sea Jellyfish Sting Protective Lotion, as compared to 51% and 49%, respectively, at December 31, 2006. Our inventory at December 31, 2006 reflected a large purchase of Safe Sea products. The reduction in inventory level at September 30, 2007 reflects our increased sales during the nine month period including both our proprietary products and Safe Sea products.

         Our current liabilities at September 30, 2007 decreased by $91,320 to $532,899, or approximately 15%, from December 31, 2006. This decrease from period to period is primarily attributable to a decrease in accrued officers' salaries and licensing fees associated with Nidaria Technology Ltd. as described below, which were offset by an increase in accounts payable. In addition to the forgiveness of salary described above, earlier in March 2007 our executive officers had converted all accrued but unpaid salaries due them at December 31, 2006 into equity and the amounts reflected at September 30, 2007 as accrued payroll - officers represents amounts accrued in fiscal 2007 which have subsequently been forgiven. The increase in accounts payable is the result of increased sales and longer payment terms extended to two principal customers which, coupled with our lack of working capital, results in our slower payment of our own obligations.

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

         At September 30, 2007 we have an outstanding note payable in the principal amount of $200,000 which was due August 26, 2007 together with accrued interest on this note of $61,918. The note is currently in default. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $0.075 per share. We initially entered into this loan in August 2004. As set forth above, it is a condition of closing of the agreement with Taiyuan Rongan that this note be satisfied prior to closing of that transaction through the issuance 2,590,934 shares of our common stock (post-split).

         At September 30, 2007 our balance sheet reflects a subscription receivable due us of $86,250 which represents the amounts outstanding under promissory notes issued to us between April 2006 and October 2006 by three employees for the payment of the exercise prices of compensatory options granted the employees under our stock option plan. The 4% notes are due on demand. When these notes are paid the proceeds will provide additional working capital for our company. In October 2007, we forgave a total of $51,250 of subscription receivable owed from two employees . The forgiveness of these amounts is compensatory to the employees and we will recognize compensation expense of $51,250 in the fourth quarter of fiscal 2007 as a result of this transaction.

         During the nine months ended September 30, 2007, our cash and cash equivalents decreased $10,472. This decrease consisted of $29,222 used in operating activities offset by $18,750 provided by financing activities.

         Cash flows used in operating activities for the nine months ended September 30, 2007 decreased to $29,222 as compared to $232,837 for the comparable period in fiscal 2006. For the nine months ended September 30, 2007 period, we used cash in operations to fund our net loss of $484,501, together with increases in accounts payable and accrued expenses of $14,555and accrued interest of $14,959.. These increases were offset by decreases in accrued payroll of $225,000, inventory of $58,630 and accounts receivable of $15,003, and the add back of non-cash items for a decrease in the reserve for uncollectible accounts receivable ($10,793), a gain on settlement of licensing fees ($75,000), stock compensation expense ($19,600), amortization of prepaid licenses ($13,767), amortization of warrants and common stock ($187,492) and depreciation expense ($5,434) $. For the nine months ended September 30, 2006, we used cash in operations to fund our net loss of $491,292, together with increases in accounts receivable of $29,751, inventory of $49,477, accrued interest of $15,019 and accrued payroll of $195,833. These were offset by decreases in accounts payable and accrued expenses of $5,007 and the add back of non-cash items of depreciation ($5,922), decrease in reserve for uncollectible accounts receivable ($5,476), stock compensation ($69,284), amortization of prepaid licenses ($42,329) and amortization of warrants and common stock ($8,827).

         Cash flows provided by financing activities were $18,750 for the nine months ended September 30, 2007 as compared to $186,000 for the nine months ended September 30, 2006. The decrease is primarily attributable to reduced proceeds during the fiscal 2007 period from the sale of our securities as compared to the fiscal 2006 period.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $2,190,506 at September 30, 2007. While we do not presently have any commitments for capital expenditures, we have a $200,000 principal amount outstanding under a debenture which was due in August 2007 and is presently in default. At present we do not have sufficient funds to satisfy this obligation. In addition, in connection with our annual report for our fiscal year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

         Over the next 12 months we anticipate that we will require additional working capital to:

         o satisfy our current and future obligations, including the $200,000 note and accrued interest of approximately $62,000 which is currently in default.

         o pay fees associated with the requirements of compliance with Section 404 of Sarbanes-Oxley Act of 2002, and

         o  pay salaries, wages and general overhead expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any staff who are sufficiently trained in the application of generally accepted accounting principles. As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

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

Dated: November 16, 2007