Form 10KSB
period 2007-12-31
CHINA GROWTH DEVELOPMENT, INC.
filed 2008-04-10
CIK 1217021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____ to _____

                       Commission file number: 333-109458

                         CHINA GROWTH DEVELOPMENT, INC.
                         ------------------------------
                (Name of registrant as specified in its charter)

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

                                      None
                                      ----
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   [ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   [ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer    [ ]                  Accelerated filer            [ ]

Non-accelerated filer      [ ]                  Smaller reporting company    [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $795,804 on June 29, 2007.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 879,073 shares of common stock are issued and outstanding as of March 31, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                                 TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
Part I

Item 1.     Business. ..................................................       3

Item 1A.    Risk Factors. ..............................................      13

Item 1B.    Unresolved Staff Comments. .................................      17

Item 2.     Properties. ................................................      17

Item 3.     Legal Proceedings. .........................................      17

Item 4.     Submission of Matters to a Vote of Security Holders. .......      18

Part II

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters  and Issuer Purchases of Equity
            Securities. ................................................      18

Item 6.     Selected Financial Data. ...................................      19

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation. ........................      19

Item 7A.    Quantative and Qualitative Disclosures About Market Risk. ..      26

Item 8.     Financial Statements and Supplementary Data. ...............      26

Item 9.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure. .......................      26

Item 9A.(T) Controls and Procedures. ...................................      26

Item 9B.    Other Information. .........................................      27

Part III

Item 10.    Directors, Executive Officers and Corporate Governance. ....      27

Item 11.    Executive Compensation. ....................................      30

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters. ................      35

Item 13.    Certain Relationships and Related Transactions, and
            Director Independence. .....................................      36

Item 14.    Principal Accountant Fees and Services. ....................      36

Part IV

Item 15.    Exhibits, Financial Statement Schedules. ...................      37

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate the pending transaction with Taiyuan Rongan Business Trading Company, Limited, or, if that transaction does not close, our ability to enter into a business combination with an operating company, our degree of financial leverage, our ability to raise sufficient working capital, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1A. - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         The information which appears on our web site at www.teekatan.com is not part of this report. All share and per share information contained herein gives proforma effect to the one for 100 reverse stock split of our outstanding common stock effective at close of business on December 13, 2007.

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

         o "China Growth Development, " "we," "us," "ours," and similar terms refers to China Growth Development, Inc., a Delaware corporation formerly known as Teeka Tan Products, Inc. which is qualified to transact business in the State of Florida under the name "Teeka Tan Products, Inc.," and our subsidiary,

         o "Teeka Tan" refers to Teeka Tan, Inc., a Florida corporation and a wholly-owned subsidiary of China Growth Development,

         o "Taiyuan Rongan" refers to Taiyuan Rongan Business Trading Company, Limited, a privately held Chinese company, and

         o "PRC" or "China" refers to the People's Republic of China.

                                     PART I

ITEM 1.  BUSINESS.

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We also distribute the line of Safe Sea Sunscreen with Jellyfish Sting Protective Lotion under a non-exclusive agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, New York, North Carolina, South Carolina, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic. We market our products through the use of our in house sales representative as well as independent distributors.

THE SUN CARE INDUSTRY

         Globally, the sun care market is the fastest growing sector in the cosmetics and toiletries segment. Self-tanning was the largest category, showing a 14% increase from 2005 to 2006, and the United States is responsible for nearly 50% of those sales. Sun protection also made strides in sales gains, not in response to the warnings for skin cancer, but to the growing awareness of the premature aging effects of overexposure. Of the sun care sectors, sun protection is still the largest, accounting for approximately 75.4% of sales based upon the most recent information available to us. There is still a notable concentration in the market, with three top brands responsible for 49.4% of all sales.

         While somewhat seasonal with approximately 80% of sun care product sales occuring between mid-April through just after Labor Day, some sun care product sales occur year-round. Snowbirds and spring-breakers are buying sun care in the off-season months at an increasing rate and drug stores are the primary trade class reaping the rewards of this trend.

         Since skin aging, wrinkling and cancer have been widely recognized for years as adverse effects of sun exposure (www.aad.org), new products probably fueled the recent 10.3% increase in suntan preparations after years of flat or declining sales. Supermarket News (February 13, 2006) reported that new sunblock spray forms, first introduced in 2005, have been popular for their convenience, coverage and fast-drying capabilities. Tinted sun products, herbal and oil-free formulations, and products that combine sun protection with moisturizers and insect repellents have also sparked interest (Chain Drug Review, September 26, 2005). Improvements in sunless tanning products are reported to be dramatic and include more natural-looking results, improved scent, a faster drying time and a color time reduction (Brand Strategy, May 8, 2006).

         Future suntan product sales are projected to follow the present upward trend. Consumers are expected to become more aware of the dangers of ultraviolet rays, so product ease-of-use should continue to evolve and baby boomers will not refrain from active outdoor lifestyles (Household & Personal Products Industry, March 2006). Euromonitor International (published in Household & Personal Products Industry, March 2006) reported that 2005 sales of all U.S. channels were $1.1 billion, apportioned as $820 million for sun protection, $313 million for sunless tanning and $22.5 million for aftersun. By 2010, sales are estimated to reach $1.25 billion, a 13.6% increase. Sunless tanning products are the fastest growth segment of the sun care category and could make impressive gains; projected sales are $340 million by 2006 alone, an annual gain of 8.6%.

         Based on data we have reviewed, it appears that private label products such as our line, may not have fully replicated these improvements. ACNielsen private label data for suntan preparations for the 52-week period ending December 31, 2005 shows gains of only 0.5% in dollar sales and 0.4% in unit sales. Also, aftersun products have struggled to gain sales due to consumer substitution of general body moisturizers and an overall lack of marketing support from manufacturers and retailers (Brand Strategy, May 8, 2006).

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

         Under the original terms of the five year agreement we had the exclusive rights to distribute the products in retail consumer markets in the U.S., Mexico and the Caribbean. We agreed to make certain minimum annual purchases and to pay a licensing fee of $75,000 per year for the first two years of the agreement, and thereafter a licensing fee of $50,000 per year. As additional consideration for the agreement, we issued Nidaria Technology Ltd. a five year warrant to purchase 10,000 shares of our common stock at an exercise price of $5.00 per share. We also agreed to a five year marketing budget of at least $1 million and minimum amounts of products over the next five years.

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

NEW PRODUCT DEVELOPMENT

         In May 2006 we engaged Shark Defense LLC, a research group focused on the identification and production of shark-repelling semiochemicals, to assist us in connection with our development of a sunscreen product containing a shark repellent. Semiochemicals are chemical messengers or "clues" sharks may use to orient, survive and reproduce in their specific environments. Certain semiochemicals have the ability to trigger a flight reaction in sharks, but these trace chemicals present unique difficulties for isolation and detection. Under the initial research agreement we paid Shark Defense LLC $6,000 to experiment on the efficacy of a sunscreen formulation containing a chemical shark repellent. Phase 1 of the experiment represented a study of encroachments and interactions by juvenile lemon sharks with submerged latex models of human legs and feet. Lemon sharks were chosen as the species is abundant in the eastern Caribbean and is considered aggressive toward humans. Phase 1 results demonstrated a reduction in the number of investigatory bites on the latex models when the sunscreen-shark repellent formulation was utilized.

         Following the conclusion of the first phase of the research project, in July 2006 we hired Shark Defense LLC to assist us in the preparation and filing of a provisional patent application for the formula, as well as experimental design and technical support. Under the terms of this agreement we issued Shark Defense LLC 5,000 shares of our common stock, valued at $30,000. Phase 2 of the experiment used more stringent conditions and its primary objective was to identify the most appropriate repellent-sunscreen mixture for commercial application. The results of the Phase 2 experiment showed a strong trend toward shark preference for control (untreated) baits over baits treated with the repellent-sunscreen mixture. Phase 2, however, provided evidence that the repellency period only lasts for 10 to 20 minutes under the present formulation and that the formulation must be improved to accommodate the additional water-soluble shark repellent compounds. The information gained from the Phase 2 experiment, while promising and appears to support the initial hypotheses that there is a significant difference in the feeding activity between the control bait and the treated bait, requires validation by further experimentation to gain the statistical confidence necessary for commercial application. In January 2007 we engaged an individual to provide scientific advisory services to us and to liaison and coordinate the trials under the terms of a one year agreement. As compensation we issued him 1,000 shares of our common stock valued at $4,000.

         As this project is in its early stages, we are unable to predict at this time when we might introduce a sunscreen product with a shark repellent, if at all. Dr. Gruber, who spearheaded the efforts at Shark Defense LLC, retired during fiscal 2007. Although our trials have slowed with his departure, if sufficient capital is available to continue our efforts we may seek alternative sources to continue the trials. As of the date of this annual report, however, work on this project has been suspended.

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

         Our customers are primarily beach front stores and hotels with high volume tourist traffic. At present, our products are sold in excess of 200 locations. We currently distribute our products to five of the six major tourist areas in Florida, including the Florida Keys, South Florida, Central Florida (Orlando), West Coast and the Florida Panhandle. In 2006 we expanded distribution into the Panama City/ Destin area of the Florida Panhandle. The Florida Keys has long been a major part of our branding and expansion strategy. In the Florida Keys, we believe that we enjoy considerable brand recognition and a key component of our success to date has been our product sales in resort locations throughout the Keys.

         The largest areas of distribution outside the State of Florida have included distributor accounts in the Dominican Republic, and the Bahamas. We also ship product to retailers in the Bahamas, New York, North Carolina, South Carolina, Maryland and New Jersey. During fiscal 2006 we signed agreements with several new distributors in an effort to expand our sales base. In 2007 we concentrated the bulk of our sales efforts through independent distributor channels in an effort to try and expand sales. The competitive nature of the suncare market as well as the presence of major brands with greater resources than us may make additional market penetration costly and unpredictable. Beginning in January 2007 our products are sold exclusively online at Drugstore.com. In 2007 we also saw some limited expansion, primarily in North and South Carolina through the use of our distributors.

         It is a generally accepted strategy in the retail industry that to generate impulse purchases, retailers create dynamic product positions and placements away from the product's traditional category location. This strategy is applied to certain sun care products such as sunscreen, which is an impulse purchase, as opposed to after sun and burn relief and sunless and indoor products, which are planned purchases. We have applied this product positioning strategy throughout Walgreen's Drug Stores. Approaching store managers whose planograms are full and suggesting alternative placement of secondary displays such as Teeka Tan(R) After Sun near the pharmacy or our tanning products in the bathing suit isle has led to incremental sales and invitations to the main sun care set.

         We sell market products primarily through direct sales efforts. We presently employ one full time sales person who is responsible for opening new accounts as well as servicing existing accounts and shipping re-orders to our existing accounts. Our sales representative drives a Chrysler PT Cruiser which has been customized with special tropical-themed graphics covering the entire vehicle and bearing our name, logo and a representative product picture. We believe this distinctive, eye-catching vehicle augments our efforts to establish our brand. Our sales and marketing is supported by our website at www.teekatan.com which provides educational information regarding sun care products.

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

         CUSTOMERS

         We grant credit to our customers at the time of sale. Our payment terms are generally net 30. The terms of our sales to Drugstore.com are 2% 30 days, net 45 days. We record sales at the time the product is shipped. During Fiscal 2007 one customer represented approximately 14% of our total sales.

         Our practice is not to accept returned goods unless authorized by our senior management. An exception to this policy are end of season returns which is in accordance with industry practices. We permit certain customers, including Walgreens, to return unsold products at the end of the sun care season, generally immediately prior to Thanksgiving. At the time of the return we issue a credit memo to the customers account for the original sales price of returned products. For each of fiscal 2007 and 2006 the total amount of return goods we accepted from our customers was $7,428 and $2,000, respectively. In addition, under the terms of the vendor agreement with Drugstore.com we agreed to a 1% merchandise allowance fee for defective merchandise, which such amount can be deducted from the payments due us by Drugstore.com at its sole discretion.

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

         All sunscreens are required to have an "SPF" or sun protection factor number on the label. A higher SPF means it protects longer. Products with an SPF of 2 to 11 are deemed to provide minimal sun protection, products with an SPF of 12 to 30 are deemed to be moderate sun protection products, and those with SPF values of 30 or above are deemed to be high sun protection products. The SPF value is determined by testing on 20 to 25 live humans, using a solar simulator. In addition to the SPF value, labeling must identify active and other ingredients, indications for use, certain warnings, for example exposure to eyes, directions for use, and specific information if it is claimed to be "water resistant". FDA regulations prescribe both the information to be presented and the format for such presentation.

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

         In September 2007 the FDA proposed a new regulation that sets standards for formulating, testing and labeling over-the-counter (OTC) sunscreen drug products with ultraviolet A (UVA) and ultraviolet B (UVB) protection. The proposed regulation creates a consumer-friendly rating system for UVA products designed to help consumers identify the level of UVA protection offered by a product. The FDA proposal provides a ratings system for UVA sunscreen products on a scale of one to four stars. One star would represent low UVA protection, two stars would represent medium protection, three stars would represent high protection, and four stars would represent the highest UVA protection available in an OTC sunscreen product. If a sunscreen product does not provide at least a low level (one star) of protection, FDA is proposing to require that the product bear a "no UVA protection" marking on the front label near the SPF value.

         Ratings would be derived from two tests the FDA proposes to assess the effectiveness of sunscreens in providing protection against UVA light. The first test measures a product's ability to reduce the amount of UVA radiation that passes through it. The second test measures a product's ability to prevent tanning. This test is nearly identical to the SPF test used to determine the effectiveness of UVB sunscreen products. In addition, a "Warnings" statement in the "Drug Facts" box will be required of all sunscreen product manufacturers. The warning will say: "UV exposure from the sun increases the risk of skin cancer, premature skin aging, and other skin damage. It is important to decrease UV exposure by limiting time in the sun, wearing protective clothing, and using a sunscreen." The warning is intended to increase awareness that sunscreens are only one part of a sun protection program.

         When finalized, the proposed regulation would amend the existing OTC sunscreen rule published in 1999 that established regulations related to UVB light and mandated that OTC UVB sunscreen products be labeled with a SPF. The FDA also is amending its existing 1999 rule to increase the SPF from SPF30+ to SPF50+. Previously, FDA had recognized SPF values up to 30+. Under the proposed amendment, the range would be SPF2 to SPF50+. SPF50 provides more UVB protection than lower SPF values. We believe this new rule will be adopted by 2010. We do not anticipate that it will have a material effect on our operations.

EMPLOYEES

         As of March 31, 2008, we have three employees, including two of our executive officers, Brian John and Richard Miller. We have a full-time sales representative and Messrs. John and Miller provide part-time services to us.

PENDING TRANSACTION WITH TAIYUAN RONGAN

         On November 12, 2007 we entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors (the "Taiyuan Rongan Shareholders") pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to our company in exchange for an aggregate of 31,500,000 shares of our common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $0.50 per share. As a finder's fee, Taiyuan Rongan paid Mr. Frank Benedetto, a member of our Board of Directors, a fee of $25,000.

         Under the terms of the agreement, as a condition precedent to closing we were required to undertake a one for 100 (1:100) reverse stock split of our outstanding common stock and satisfy or otherwise extinguish the $200,000 principal amount convertible note which is presently in default. As an additional condition precedent, Taiyuan Rongan must receive and deliver documentation of the approvals for the transaction from the various divisions of the Chinese government.

         In anticipation of the closing, Messrs. Brian John and Richard A. Miller, our executive officers and directors, have terminated their employment agreements and forgiven all accrued but unpaid compensation due each of them. The reverse stock split was effective at close of business on December 13, 2007 and at the request of Taiyuan Rongan we also changed our corporate name to China Growth Development, Inc. We have been advised that the approvals have been received from the Chinese government. The note, however, remains outstanding and we do not have sufficient funds to satisfy it. Subsequent to the execution of the agreement with Taiyuan Rongan, the note was purchased from the original holder by two parties who were introduced by representatives of Taiyuan Rongan. In order for this transaction to close, this note must either be converted by the holders in accordance with its terms or Taiyuan Rongan will be required to waive this closing condition. Based upon our current discussions with representatives of Taiyuan Rongan, it has expressed a desire to close this transaction following the filing of this annual report, however, the issue of the note has not been discussed by the parties. We are therefore unable to speculate as to the likelihood of a closing of this transaction.

         If the agreement closes, the closing will result in a change of control of our company and our primary business and operations will be that of Taiyuan Rongan. At closing, our executive officers and directors will resign and executive officers and directors designated by Taiyuan Rongan will be elected. We will also issue Mirador Consulting, an affiliate of Messrs. John and Miller, a one year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

         ABOUT TAIYUAN RONGAN

         Following is a brief description of the business and operations of Taiyuan Rongan. A more complete description, including historical financial information, will be contained in a Current Report on Form 8-K which we will file following the closing of the transaction, assuming such a closing occurs.

         Taiyuan Rongan, which is engaged in the business of leasing units in shopping malls to commercial tenants, is a privately-registered business entity which was formed in 2005. Taiyuan Rongan, a real estate developer based in Taiyuan, Shanxi, China, holds approximately 76% of the issued and outstanding capital contributions of companies organized in China that own and operate six shopping malls. The shopping malls are located in the Chaoyang Street district in the city of Taiyuan, Shanxi Province, China. Taiyuan Rongan maintains onsite management in each of the shopping centers.

         The shopping malls currently operated by Taiyuan Rongan are as follows:

                                                     Approximate Number and
         Mall                   Description              Type of Tenants
---------------------    ------------------------    ------------------------

Yudu Minpin Shopping     Five story building with    500 commercial tenants
Mall                     total space of 14,000       engaged in the retail,
                         square meters.              wholesale and distribution
                                                     of clothes, shoes,
                                                     cosmetics, beddings, and
                                                     similar merchandise.

Jingpin Clothing City    Five story building with    500 commercial tenants
                         7,000 total square          engaged in the retail,
                         footage.                    wholesale and distribution
                                                     of clothes, shoes,
                                                     cosmetics, bedding and
                                                     similar merchandise.

Longma Shopping Mall     Five story building with    260 commercial tenants
                         a total space of 17,000     engaged in the retail and
                         square meters.              wholesale of brand name
                                                     clothing and apparel.

XinDongCheng Clothing    Five story building         800 commercial tenants
DistributionMall         consisting of 48,000        engaged in the retail of
                         square meters of space      clothing and footwear.
                         and an additional 11,600
                         square meters of
                         basement space.

Taiyuan Clothing City    Six story building with     1,600 commercial tenants
                         43,000 square meters of     engaged in the retail,
                         space.                      wholesale and distribution
                                                     of clothes, shoes,
                                                     cosmetics, bedding and
                                                     similar merchandise.

Longma Shopping Mall     Six story building with     400 commercial tenants
West Wing                43,000 square meters of     engaged in the retail and
                         space.                      wholesale of brand name
                                                     clothing and apparel

         Taiyuan Rongan has approximately 400 employees, including 10 senior managers.

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

         On December 13, 2007 in connection with the pending transaction with Taiyuan Rongan described above we changed our name to China Growth Development, Inc.

ITEM 1A. RISK FACTORS

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

         We have incurred losses since our inception, and have an accumulated deficit of $2,359,115 at December 31, 2007. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2007 and 2006, we reported net losses of $653,109 and $645,702, respectively, and for the year ended December 31, 2007 cash used in operations was $48,830. We had approximately $1,700 of cash at December 31, 2007. We do not presently have sufficient sales to fund our ongoing operating expenses or to satisfy our debt obligation in the amount of approximately $281,000 at March 31, 2008 which is presently past due. Until such time as we are able to increase our sales to the level necessary to pay our ongoing expenses and generate a profit, our continued existence is dependent upon, among other things, our ability to raise additional working capital. Given the size of our company there are no assurances that we will be successful in obtaining additional capital as needed, or that such capital will be available on terms acceptable to us. If we do not raise funds as needed, our ability to provide for current working capital needs, grow our company, and continue our business and operations is in jeopardy and we could be forced to cease operations. In this event, you could lose all of your investment in our company.

THERE ARE NO ASSURANCES THAT THE PENDING TRANSACTION WITH TAIYUAN RONGAN WILL CLOSE. IF A CLOSING DOES OCCUR, IT WILL RESULT IN A CHANGE OF CONTROL OF OUR COMPANY AND OUR PRIMARY BUSINESS AND OPERATIONS WILL NO LONGER BE THE MARKETING AND DISTRIBUTION OF SUNCARE PRODUCTS.

         As is common in similar types of transactions, there were a number of conditions precedent to the closing of the pending transaction with Taiyuan Rongan, the majority of which have been satisfied. We were required, however, to satisfy or otherwise retire the $200,000 principal amount convertible note which is presently in default as described below and, accordingly, this condition has not been satisfied. In the event the transaction with Taiyuan Rongan should close, this will result in a change of control of our company. The Taiyuan Rongan Shareholders will own a majority of our outstanding capital stock. Our current offices and directors will resign and officers and directors designed by Taiyuan Rongan will be appointed. The principal business of our company will be that of Taiyuan Rongan. There is presently a limited amount of public information available about Taiyuan Rongan and there is no historical financial information presently available. All of Taiyuan Rongan's business and operations are in China and it faces significantly different challenges than our company. Other than the change of control and change of officers and directors, we cannot predict at this time the impact of this transaction on our company in the event it should close. Given that a condition precedent has not been satisfied approximately four months after the execution of the agreement, investors in our company should not place undue reliance on this pending transaction when making an investment decision regarding our securities.

WE ARE PAST DUE ON A CONVERTIBLE NOTE AND THE SATISFACTION OF THIS NOTE IS A CONDITION PRECEDENT TO THE CLOSING OF THE TAIYUAN RONGAN TRANSACTION.

         At the time of the execution of the definitive agreement with Taiyuan Rongan, we were past due under the repayment of a $200,000 principal amount unsecured note which was due in August 2007. The note, together with accrued but unpaid interest, is convertible into shares of our common stock at a conversion price of $7.50 per share. Subsequent to the execution of the definitive agreement, the note was sold by the holder to two entities which were introduced by an intermediary in the Taiyuan Rongan transaction. As a condition precedent to the closing, we were required to satisfy this note. We do not have sufficient funds to pay the principal and accrued interest and at March 31, 2008 we owed these note holders approximately $81,000 in accrued but unpaid interest. We do not know if the note holders will convert the note to enable us to satisfy this condition precedent to the closing of the transaction with Taiyuan Rongan. Unless this should occur, or unless Taiyuan Rongan should consent to the waiver of this condition precedent to closing, the transaction with Taiyuan Rongan will not close.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         At December 31, 2007 we had a working capital deficit $241,023 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph as to our ability to continue as a going concern as a result of our net loss, working capital deficiency, stockholders' deficiency and cash used in operations. Our consolidated financial statements, which appear elsewhere in this annual report, are prepared assuming we will continue as a going concern. We do not generate sufficient sales to fund our operations. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

         Sales of sun care products tend to be seasonal in nature, with a disproportionate percentage of sun care product purchases occurring in the second and third quarters. The pattern of weather's influence on sales of sun care products can also result in either a yearly increase or decrease in sales, depending upon the weather. This sales and weather seasonality may affect our operating results from quarter to quarter and year to year. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business. In addition, our operations and a majority of our customers are located in Florida. During fiscal 2004 four hurricanes made land-fall in the State of Florida, three of which adversely impacted our operations to varying degrees. During fiscal 2005, an additional four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. While we were not impacted by any hurricane related events during either fiscal 2006 or fiscal 2007, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our offices and surrounding transportation infrastructure caused by a hurricane. In addition, sales of our products were adversely impacted in fiscal 2004 and fiscal 2005 as a result of the hurricanes that made land-fall in Florida and we expect that similar impacts will be felt in future periods if Florida or any of the geographic areas in which we sell our products are adversely impacted by hurricanes.

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our Certificate of Incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

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

THE EXERCISE OF OUTSTANDING WARRANTS AND THE CONVERSION OF AN OUTSTANDING NOTE WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         At March 31, 2008 we had 879,073 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding on such date:

         o 30,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $5.00 to $7.50 per share; and

         o 37,486 shares of our common stock issuable upon conversion of principal of $200,000 together with accrued interest of $81,142 under an unsecured promissory note which is presently past due.

         The issuance of the additional shares of our common stock upon the possible exercise of these warrants and/or the conversion of the notes may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

         At the present time, we utilize the 2,500 square feet of office space leased from a third party by Mirador Consulting, Inc., an affiliate of Messrs. John, Miller and Benedetto, our executive officers. We paid $1,000 per month for the use of such space on a month-to-month basis under an oral agreement until October 2007. Since the execution of the agreement with Taiyuan Rongan in November 2007 as described earlier in this annual report, Mirador Consulting, Inc. is providing the space to us at no cost.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to US.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Because we do not have a class of securities registered under either
Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 we are not subject to the proxy rules. On November 26, 2007 our executive officers and directors which are the holders of a majority of our issued and outstanding common stock approved the Certificate of Amendment to our Certificate of Incorporation changing the name of our company from Teeka Tan Products, Inc. to China Growth Development, Inc. and approving a one for 100 reverse stock split of our common stock by written consent in lieu of a meeting of stockholders in accordance with the relevant sections of the Delaware General Corporation Law, both of which such actions were effective at close of business on December 13, 2007. . In accordance with the Delaware law, we provided written notice of these actions to our stockholders who did not execute the written consent.

                                     PART II

ITEM 5. STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the OTCBB under the symbol CGDI. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                      HIGH        LOW
                                                      ----        ---
         Fiscal 2006

         First quarter ended March 31, 2006          $10.00      $4.00
         Second quarter ended June 30, 2006          $10.50      $6.50
         Third quarter ended September 30, 2006       $9.50      $4.00
         Fourth quarter ended December 31, 2006       $9.40      $3.00
         Fourth quarter ended December 31, 2006       $9.40      $3.00

         Fiscal 2007

         First quarter ended March 31, 2007           $9.40      $3.00
         Second quarter ended June 30, 2007           $5.00      $2.00
         Third quarter ended September 30, 2007       $3.50      $1.00
         Fourth quarter ended December 31, 2007       $9.70      $0.20

         On March 27, 2008, the last sale price of our common stock as reported on the OTCBB was $0.85. As of March 19, 2008, there were approximately 23 record owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2007.

                                                                    NUMBER OF
                                                                    SECURITIES
                                                                    REMAINING
                                                                    AVAILABLE
                                      NUMBER OF                     FOR FUTURE
                                      SECURITIES     WEIGHTED       ISSUANCE
                                      TO BE          AVERAGE        UNDER EQUITY
                                      ISSUED UPON    EXERCISE       COMPENSATION
                                      EXERCISE OF    PRICE OF       PLANS
                                      OUTSTANDING    OUTSTANDING    (EXCLUDING
                                      OPTIONS,       OPTIONS,       SECURITIES
                                      WARRANTS       WARRANTS       REFLECTED
                                      AND RIGHTS     AND RIGHTS     IN COLUMN
Plan category                         (A)            (B)            (A)) (C)
-----------------------------------   -----------    -----------    ------------
Plans approved by our stockholders:         0            n/a                0
Plans not approved by stockholders:         0            n/a                0
     2006 Equity Compensation Plan          0            n/a           76,000

         A description of our 2006 Equity Compensation Plan in this report under
Part III, Item 11. Executive Compensation - Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         We market and distribute Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We are also a distributor of the Safe Sea Jellyfish Sting Protective Lotion under a licensing agreement with its manufacturer. We sell these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, New York, North Carolina, South Carolina, Maryland and New Jersey. Our customers are primarily beach front stores and hotels with high volume tourist traffic. We market our products through the use of our in house sales representative as well as independent distributors.

         We formed our company in 2002 and during fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. We operate in a very competitive market which is dominated by significantly larger companies with established brands and distribution channels. Our ability to grow our company has been adversely impacted by our lack of working capital and we do not have sufficient capital to undertake any effective marketing of our products. During Fiscal 2007 did not spend any funds on advertising and marketing as compared to approximately $16,000 spent in Fiscal 2006. Our sales increased approximately 88% in Fiscal 2006 from Fiscal 2005 while our sales were flat from Fiscal 2006 to Fiscal 2007. Despite efforts, we were unable to raise additional capital under terms acceptable to our company and, as a result, we did not have funds to advertise during Fiscal 2007. We believe this lack of advertising is the primary cause for the lack of company growth during the year.

         On November 12, 2007 we entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and the Taiyuan Rongan Shareholders pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to our company in exchange for an aggregate of 31,500,000 shares of our common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $0.50 per share, both giving effect to the reverse stock split described below.

         Under the terms of the agreement, as a condition precedent to closing were required to undertake a one for 100 (1:100) reverse stock split of out outstanding common stock. This stock split was effective on December 13, 2007. In addition, we are required to satisfy or otherwise extinguish a convertible note with a balance at March 31, 2008 of approximately $281,000 which is presently in default. This note is convertible into shares of our common stock at $7.50 per share. As described elsewhere herein, we do not have the funds to satisfy this note and do not know if the holders will convert the note in accordance with it terms.

         As a condition precedent to closing Taiyuan Rongan must deliver documentation of the approvals for the transaction from the various divisions of the Chinese government which we have been advised has been received. The closing of the agreement is also subject to customary closing conditions. At closing, our executive officers and directors will resign and executive officers and directors designated by Taiyuan Rongan will be elected. We will also issue Mirador Consulting, an affiliate of Messrs. John and Miller, a one year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

         We have been advised by representatives of Taiyuan Rongan that it is the intent to close this transaction following the filing of this annual report, however, as a result of the uncertainty surrounding the past due note we are unable to speculate as to the likelihood that this transaction will close. However, in the event it should close, there will be a change of control of our company. Thereafter, our primary business and operations would then be that of Taiyuan Rongan.

         If the transaction with Taiyuan Rongan does not close, it is likely that we will seek other companies with which to enter into a business combination as an alternative means to grow our company. While we believe in the overall viability of our business model, in order to grow our business, implement our marketing initiatives and satisfy our current obligations, we need to raise additional working capital and to date we have been unsuccessful in securing the capital. Because of our inability to raise sufficient capital to grow our company, we believe it is in the best interests of our stockholders to diversify our operations through a business combination with an operation company. There are no assurances, however, that we could identify and close and a business combination with an operating company. If this were ultimately the case, it is possible that we could be forced to curtail some or all of our operations and investors could lose their entire investment in our company.

GOING CONCERN

         We have generated minimal revenue since our inception in April 2002, and have incurred net losses of approximately $2.4 million since inception through December 31, 2007. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses, working capital deficit, stockholders' deficit and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements appearing elsewhere in this annual report. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Shipping and Handling Costs

         Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. Costs of shipping and handling are included in the cost of goods sold.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on our financial statements.

         In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

OFF BALANCE SHEET TRANSACTIONS

         We are not a party to any off balance sheet transactions.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2007 ("Fiscal 2007") as compared to the fiscal year ended December 31, 2006 ("Fiscal 2006")

         Following are certain key indicators:

                                                      FISCAL 2007    FISCAL 2006
                                                      -----------    -----------
Cost of goods sold as a percentage of sales ........      63.5%         63.2%
Gross profit margins ...............................      37.3%         36.8%
Total operating expenses as a percentage of sales ..       292%          292%
General and administrative expenses as a percentage
 of sales ..........................................       178%          179%

Sales

         Sales were essentially flat for Fiscal 2007 as compared to Fiscal 2006. During Fiscal 2007 approximately 55% of our sales were attributable to sales of our Teeka Tan line of sun care products as compared to approximately 61% during Fiscal 2006, and approximately 45% of our sales were attributable to our distribution of the Safe Sea Jellyfish Sting Protective Lotion as compared to approximately 39% during Fiscal 2006. During Fiscal 2007 one customer accounted for approximately 14% of our sales. We did not have a similar customer concentration in Fiscal 2006.

Cost of Goods Sold and Gross Profit

         Our cost of goods sold includes costs associated with containers, testing, labels, lotion, freight and pallet expense. Our cost of goods sold as a percentage of sales for Fiscal 2007 was comparable to Fiscal 2006. As a result our gross profit margin remained relatively constant from period to period.

Total Operating Expenses

         While our total operating expenses for Fiscal 2007 were relatively unchanged from Fiscal 2006, the expenses we incurred were significantly different. General and administrate expenses were approximately $2,500 less in Fiscal 2007 than Fiscal 2006 which was primarily attributable to increases in consulting fees, legal and accounting fees, including legal fees associated with the pending transaction with Taiyuan Rongan, wages and subcontractor expense. These increases were offset by decreases in stock compensation expense, advertising expense, insurance, general office overhead, travel, meals and entertainment. During Fiscal 2007 we also recognized non-cash expenses of approximately $97,000 related to compensation under a consulting agreement for which there was no comparable expense in Fiscal 2006. During Fiscal 2007 we also fully expensed approximately $80,000 associated with our licensing agreement with Safe Sea which had been accrued prior to the amendment to the agreement. This expense was offset by a one-time gain of $75,000 as a result of the amendment which terminated the requirement that we pay annual licensing fees.

         In March 2007 we hired a Director of Sales and our operating expenses include approximately $16,000 related to his base salary and other compensation expense associated with the stock issued to him as additional compensation which was being amortized over the one year term of the agreement. In May 2007 we agreed to issue him an additional 3,000 shares of common stock valued at $9,000 pursuant to his employment agreement; however, in June 2007 we terminated this employee prior to the issuance of the shares. During Fiscal 2007 we recognized an expense of $21,250 which equals the unamortized value of the initial 500,000 shares of common stock issued to the former employee at the time of his hire and our financial statements include a liability of $9,000 which represents the value of the 300,000 shares of common stock which remains unissued.

         During Fiscal 2006 we granted options to certain employees and permitted those employees to pay the exercise price of the options through the delivery of promissory notes. In Fiscal 2007 we forgave a total of $71,250 of subscription receivable owed from two employees. The amount of this forgiveness is compensatory to the employees and recognized compensation expense of $71,250 in Fiscal 2007 as a result of the forgiveness.

         During Fiscal 2007 salary expense officers remained relatively constant from Fiscal 2006. At December 31, 2006 we owed Messrs. John and Miller an aggregate of $270,833 of accrued but unpaid compensation payable to them under the terms of their employment agreements. In March 2007 they converted this accrued but unpaid compensation into an aggregate of 5,416,600 shares of our common stock based upon a conversion price of $0.05 per share which was equal to the fair market value of the stock. On October 31, 2007, Messrs. John and Miller forgave a total of $250,000 of salary accrued during Fiscal 2007 under the terms of their employment agreement. Effective November 7, 2007 Messrs. John and Miller forgave the $5,754 of accrued compensation for the period of November 1, 2007 through the date of the agreement and they each terminated the employment agreement with our company in preparation of the pending closing of the transaction with Taiyuan Rongan as described elsewhere in this report. As a result of this termination, we are no longer accruing salaries for our executive officers. For accounting purposes, under generally accepted accounting principles these forgiveness were reflected as a reduction in the liability of accrued payroll - officers and an increase in paid in capital. In addition, we imputed compensation for Messrs. John and Miller for the period from the termination of their employment agreements through December 31, 2007 of $15,200 as an in-kind contribution.

Total other (income) expenses

         Total other (income) expenses for Fiscal 2007 primarily represented interest expense of $29,196 as compared to interest expense of $20,138 for Fiscal 2006. This interest relates to a $200,000 principal amount convertible debenture which is currently in default. During Fiscal 2007 we also recognized other income of $2,500 from the sale of miscellaneous assets and a loss of $4,395 on the sale of a vehicle previously used by a sales representative.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007, we had a working capital deficiency of $241,023 as compared to a working capital deficiency of $457,765 at December 31, 2006. The change in our current assets at December 31, 2007 from December 31, 2006 included increases in accounts receivable, net, and due from third party which was offset by decreases in cash, prepaid license and inventory.

         At December 31, 2007 we had inventory of $59,353, a decrease of $61,910 from December 31, 2006. Approximately 65% of our inventory at December 31, 2007 is our Teeka Tan line of sun care products and the remaining approximate 35% is Safe Sea Jellyfish Sting Protective Lotion, as compared to 51% and 49%, respectively, at December 31, 2006.

         During Fiscal 2007 we sold a vehicle owned by us to a former employee for $3,600 which resulted in a loss on disposal of fixed assets of $4,395. We extended the purchaser 36 month interest free terms on the sale. The purchaser owes us $3,200 on this transaction and is satisfying this liability through monthly payments of $100.

         Our current liabilities at December 31, 2007 decreased $300,390, or approximately 48%, from December 31, 2006. This decrease from period to period is primarily attributable to a decrease in accrued officers' salaries as a result of the conversion into equity of certain of those amounts as described above and a decrease in licensing fees which were offset by an increase in accounts payable. The increase in accounts payable is the result of our lack of working capital which results in the slower payment of our obligations.

         At December 31, 2007 we have an outstanding note payable in the principal amount of $200,000 which was due August 26, 2007 together with accrued interest on this note of $76,156. The note is currently in default and at March 31, 2008 the balance due under the note is $281,142. Subsequent to the execution of the definitive agreement with Taiyuan Rongan, the note was sold by the holder to two entities which were introduced by an intermediary in the Taiyuan Rongan transaction. The principal and accrued interest are convertible at the option of the holder into shares of our common stock at a conversion price of $7.50 per share. Given that the market price of our common stock is far lower than this conversion price, it is unlikely. As a condition precedent to the closing, we are required to satisfy this note, however, we do not have sufficient funds to pay the principal and accrued interest. While the note is unsecured, should the failure of the note holders to convert the note could adversely impact our ability to close the pending transaction with Taiyuan Rongan.

         During Fiscal 2007, our cash and cash equivalents decreased $14,880. This decrease consisted of $48,830 used in operating activities offset by $33,950 provided by financing activities.

         Cash flows used in operating activities for Fiscal 2007 decreased to $48,830 as compared to $254,429 for Fiscal 2006. In Fiscal 2007, we used cash provided by operations to fund our net loss of $653,109, together with an increase in accounts receivable of $17,368, accounts payable and accrued expenses of $16,246, accrued interest of $29,197 and accrued payroll of $255,723. These increases were offset by decreases in inventory of $61,910 and deposits of $1,450 and add back of non-cash items of $257,121. For Fiscal 2006, we used cash provided by operations to fund our net loss of $645,702, together with increases in accounts receivable of $12,086, inventory of $46,970, accrued interest of $20,139 and accrued payroll of $270,833. These increases were offset by a decrease in accounts payable and accrued expenses and the add back of non-cash items of $163,688.

         Cash flows used in financing activities were $33,950 for Fiscal 2007 as compared to $221,000 for Fiscal 2006. The decrease is primarily attributable to reduced proceeds during Fiscal 2007 from the sale of our securities as compared to Fiscal 2006.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2007 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. We are not generating significant revenues to fund operations, and had an accumulated deficit of $2,359,115 at December 31, 2007. While we do not presently have any commitments for capital expenditures, as set forth above at March 31, 2008 we have a $200,000 principal amount and approximately $81,000 outstanding under a debenture which was due in August 2007 and is presently in default. At present we do not have sufficient funds to satisfy this obligation nor do we have sufficient working capital to fund our operating expenses for the next 12 months.

         While we believe in the viability of our business model, we have been unable to raise sufficient working capital to provide funds for marketing and expansion of our company. If the transaction with Taiyuan Rongan does not close, it is likely we will continue to seek to close a merger or other business combination with an operating company in an effort to provide greater value for our stockholders. Because we do not have sufficient funds to pay our operating expenses and the costs associated with such a search, we are reliant on our executive officers to provide capital to us as needed. They are not, however, contractually bound to provide any specific amount of funds. Without sufficient working capital we could be required to cease operations in which event you would lose your entire investment in our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-14, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, and with the participation of our consultant who also provides outsourced accounting services to us, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

         Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

        NAME             AGE                       POSITIONS
-----------------------  ---    -------------------------------------------
Brian S. John             39    President, CEO and Director
Richard A. Miller         40    Vice President, Chief Operating Officer and
                                Director
Frank V. Benedetto, Jr.   36    Secretary, treasurer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than 10% of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.

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

         Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in the last completed fiscal year for:

         o our principal executive officer or other individual serving in a similar capacity,

         o our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and whose compensation exceeded $100,000, and

         o up to two additional individuals whose compensation exceeded $100,000 and for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

         For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers."

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                                           NON-EQUITY
                                                           INCENTIVE    NONQUALIFIED      ALL
NAME AND                                  STOCK   OPTION      PLAN        DEFERRED       OTHER
PRINCIPAL                 SALARY   BONUS  AWARDS  AWARDS  COMPENSATION  COMPENSATION  COMPENSATION   TOTAL
POSITION            YEAR    ($)     ($)    ($)     ($)        ($)       EARNINGS ($)      ($)         ($)
(A)                 (B)     (C)     (D)    (E)     (F)        (G)            (H)          (I)         (J)
------------------  ----  -------  -----  ------  ------  ------------  ------------  ------------  -------
Brian S. John,
CEO (1)             2007        0      0       0       0             0             0             0        0
                    2006  135,417      0       0       0             0             0             0  136,417

Richard A. Miller,
VP, COO (1)         2007        0      0       0       0             0             0             0        0
                    2006  135,417      0       0       0             0             0             0  135,417

(1) While parties to the employment agreements described below, historically we have not paid either Mr. John or Mr. Miller the compensation due them under these agreements and these amounts have been accrued. At December 31, 2006 we owed Messrs. John and Miller an aggregate of $270,833 of accrued but unpaid compensation payable to them under the terms of their employment agreements. In March 2007 they converted this accrued but unpaid compensation into an aggregte of 5,416,660 shares of our common stock based upon a conversion price of $0.05 per share which was equal to the fair market value of the stock. In 2007 we accrued $135,461 in compensation for each of them. In November 2007 pursuant to the terms of the Termination and Forgiveness of Accrued Salaries entered into with each of them, both Mr. John and Mr. Miller forgave all compensation amounts due them which is reflected on our balance sheet at December 31, 2007 as a contribution to capital. In addition, we imputed compensation for Messrs. John and Miller for the period from the termination of their employment agreements through December 31, 2007 of $15,200 as an in-kind contribution.

EMPLOYMENT AGREEMENTS AND NARRATIVE REGARDING EXECUTIVE COMPENSATION

         In April 2002 we entered into five year employment agreements with each of Messrs. John and Miller. Under the terms of such contracts, as amended, Messrs. John and Miller were each entitled to a salary of:

         o  $35,000 for the 12-month period ended April 14, 2003;
         o  $50,000 for the 12-month period ended April 14, 2004;
         o  $75,000 for the 12-month period ending April 14, 2005;
         o  $100,000 for the 12-month period ending April 14, 2006; and
         o  $150,000 for the 12-month period ending April 14, 2007.

         The contracts could be terminated by us with or without cause on 30 days' notice. In the event Mr. John or Mr. Miller voluntarily resigned or was dismissed for cause, his compensation ceased as of the date of termination, but their rights to any other compensation benefits (such as stock options, if any) would be governed by the terms of such plan.

         The terms of these employment agreements were determined by our Board of Directors, the members of which include our executive officers who are parties to these agreements. Our Board of Directors believed that the compensation payable to our executive officers was appropriate in light of the risks and uncertainty of our business, the history of accrual of previous compensation by such individuals, the compensation levels of other executives in similarly sized companies and their ability to command at least this level of salary in other commercial operations. These individuals had complete authority in determining the amount of compensation to be paid and the other terms of the employment agreements. Our Board of Directors did not consult with any consultants or other third parties in determining the amount of compensation to be paid under these employment agreements.

         At October 31, 2007 we owed Messrs. John and Miller an aggregate of $250,000 of accrued but unpaid compensation payable to them under the terms of employment agreements. On October 31, 2007 we entered into an agreement with Messrs. John and Miller whereby the executive officers forgave this amount which will be treated as a contribution to our capital.

         On November 7, 2007 we entered into a Termination and Forgiveness of Accrued Salary with Messrs. John and Miller whereby each voluntarily terminated his employment agreement with us and forgave all accrued but unpaid salary from November 1, 2007 through November 7, 2007 of $5,723. The terminations of the employment agreements did not result in the requirement to pay either Mr. John or Mr. Miller any compensation or severance benefits.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                      OPTION AWARDS                                       STOCK AWARDS
            -------------------------------------------------------------  ----------------------------------------
                                                                                                         Equity
                                                                                                         incentive
                                                                                     Market  Equity      plan
                                                                                     value   incentive   awards:
                                        Equity                                       of      plan        Market or
                                        incentive                                    shares  awards:     payout
                                        plan                               Number    or      Number of   value of
                                        awards:                            of        units   unearned    unearned
            Number of    Number of      Number of                          shares    of      shares,     shares,
            securities   securities     securities                         or units  stock   units or    units or
            underlying   underlying     underlying                         of stock  that    other       other
            unexercised  unexercised    unexercised  Option                that      have    rights      rights
            options      options        unearned     exercise  Option      have not  not     that have   that have
            (#)          (#)            options      price     expiration  vested    vested  not         not
Name        exercisable  unexercisable  (#)          ($)       date        (#)       ($)     vested (#)  vested (#)
(a)         (b)          (c)            (d)          (e)        (f)        (g)       (h)     (i)         (j)
----------  -----------  -------------  -----------  --------  ----------  --------  ------  ----------  ----------
Brian S.
John                  0             0             0         0           0         0       0           0           0

Richard A.
Miller                0             0             0         0           0         0       0           0           0

2006 EQUITY COMPENSATION PLAN

         In April 2006 our Board of Directors adopted our 2006 Equity Compensation Plan ("2006 Equity Plan"). The purpose of the plan is to provide us with flexibility and to conserve our cash resources in compensating certain of our sales, administrative and professional employees and consultants. We have reserved a total of 100,000 shares of our common stock for issuance under the plan. As of December 31, 2007 we have granted options to purchase an aggregate of 24,000 shares of our common stock all of which have been exercised. At December 31, 2007 we have 76,000 shares which remain available under the 2006 Equity Plan.

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

         Unless the plan is either suspended or terminated by the Board of Directors, the 2006 Equity Plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder.

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

         The 2006 Equity Plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $100,000. The purchase price for shares subject to incentive stock options must be at least 100% of the fair market value of our common stock on the date the option is granted, except that the purchase price must be at least 110% of the fair market value in the case of an incentive option granted to a person who is a "10% stockholder." A "10% stockholder" is a person who owns (within the meaning of Section 422(b)(6) of the Internal Revenue Code) at the time the incentive option is granted, shares possessing more than 10% of the total combined voting power of all classes of our outstanding shares. The 2006 Equity Plan provides that fair market value shall be determined by the Board in accordance with procedures which it may from time to time establish. If the purchase price is paid with consideration other than cash, the Board will determine the fair value of such consideration to us in monetary terms. As the 2006 Equity Plan was not approved by our stockholders prior to April 11, 2007, incentive stock options may not be awarded under the plan and any incentive stock options previously awarded under the plan were automatically converted into non-qualified options upon terms and conditions determined by the Board, as nearly as is reasonably practicable, in its sole determination, the terms and conditions of the incentive stock options being so converted. The exercise price of non-qualified options shall be determined by the Board of Directors, but cannot be less than the par value of our common stock on the date the option is granted.

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

DIRECTOR COMPENSATION

         Our Board of Directors is comprised of Messrs. John, Miller and Benedetto, who are also executive officers of our company, do not receive any compensation for their Board services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 22, 2008 we had 879,073 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 22, 2008 relating to the beneficial ownership of shares of our common stock by:

         o each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

         o  each director;

         o  each named executive officer; and

         o  all named executive officers and directors as a group.

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

                                              AMOUNT AND NATURE OF    PERCENTAGE
NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP     OF CLASS
------------------------------------------    --------------------    ----------
Brian S. John ............................          177,084              20.1%
Richard M. Miller ........................          177,084              20.1%
Frank V. Benedetto, Jr ...................          125,000              14.2%
All named executive officers and directors
as a group (three persons) ...............          479,168              54.5%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         In March 2008 we sold Mr. John, our CEO and a principal stockholder of our company, one of the vehicles previously used by a sales person for a purchase price of $1,000. No independent valuation of the vehicle was obtained prior to the transaction and it is unknown if the price paid by Mr. John is at or below the fair market value of the vehicle. We will recognize a loss of approximately $5,189 during the first quarter of fiscal 2008 on the carrying value of this asset.

DIRECTOR INDEPENDENCE

         No member of our Board of Directors is an "independent" director within the meaning of Marketplace Rule 4200 of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Webb & Company, P.A. served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by this firm for fiscal 2007 and 2006.

                                                  FISCAL 2007    FISCAL 2006
                                                  -----------    -----------
Audit Fees ...................................      $28,408        $21,605
Audit-Related Fees ...........................            0              0
Tax Fees .....................................            0            500
All Other Fees ...............................            0              0
                                                    -------        -------
                          Total ..............      $28,408        $22,105

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.1 Form of Stock For Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan Business Trading Company, Limited (8)
3.1      Certificate of Incorporation of Ihealth, Inc. filed April 1, 2002 (1)
3.2      Certificate of Amendment to Certificate of Incorporation filed
         February 9, 2003 (1)
3.3      By-laws (1)
3.4 Certificate of Amendment to the Certificate of Incorporation filed on December 16, 2005 (2)
3.5 Certificate of Amendment to the Certificate of Incorporation filed on March 6, 2007 (10)
3.6 Certificate of Amendment to the Certificate of Incorporation filed on November 27, 2007 (9)
3.7      Certificate of Correction filed on December 4, 2007 (9)
4.1      Form of Series A Warrant (1)
4.2      Form of Series B Warrant (1)
4.3      Form of Series C Warrant (1)
4.4      Form of $0.15 common stock purchase warrant (3)
4.5      Form of warrant issued to The Chesapeake Group, Inc. (7)
10.1     Employment agreement with Brian S. John dated April 15, 2002 (1)
10.2     Amendment to Mr. John's employment agreement dated
         December 20, 2003 (1)
10.3     Amendment No. 2 to Mr. John's employment agreement dated
         February 5, 2004 (1)
10.4     Amendment No. 3 to Mr. John's employment agreement, dated April 1, 2004
         (1)
10.5     Employment agreement with Richard A. Miller dated April 15, 2002 (1)
10.6     Amendment to Mr. Miller's employment agreement dated December 20, 2003
         (1)

10.7     Amendment No. 2 to Mr. Miller's employment agreement dated
         February 5, 2004 (1)
10.8     Amendment No. 3 to Mr. Miller's employment agreement, dated
         April 1, 2004 (1)
10.9     $200,000 principal amount convertible debenture (1)
10.10    Rescission Offer (1)
10.11 Term Sheet for Exclusive Distribution Agreement with Nidaria Technology Ltd. (5)
10.12    2006 Equity Compensation Plan (7)
10.13 Form of Stock Assignment and Agreement with SYVAX, Inc. d/b/a Shark Defense (7)
10.14    Extension of Maturity Date of Convertible Debenture (7)
10.15    Form of $3,000 demand note issued on October 31, 2006 (7)
10.16 Investor Relations Agreement dated November 30, 2006 by and between Teeka Tan Products, Inc. and The Chesapeake Group, Inc. (7)
10.17 Scientific Advisor Agreement dated January 29, 2007 by and between Teeka Tan Products, Inc. and Patrick Rice (10)
10.18 Termination and Forgiveness of Accrued Salary dated November 7, 2007 between Teeka Tan Products, Inc., Brian S. John and Richard A. Miller
         (8)
14.1     Code of Business Conduct and Ethics (4)
21.1     Subsidiaries of the registrant (1)
23.1     Consent of Webb & Company, P.A. *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1     Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2, SEC file number 333-109548, as amended.
(2) Incorporated by reference to the Current Report on Form 8-K as filed on December 19, 2005.
(3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(4) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(5) Incorporated by reference to the Current Report on Form 8-K as filed on March 14, 2006.
(6) Incorporated by reference to the registration statement on Form S-8, SEC file number 333-133244 as filed
(7) Incorporated by reference to the registration statement on Form SB-2, SEC file number 139922, filed on January 1, 2007.
(8) Incorporated by reference to the Current Report on Form 8-K as filed on November 14, 2007.
(9) Incorporated by reference to the Current Report on Form 8-K as filed on December 13, 2007.
(10) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHINA GROWTH DEVELOPMENT, INC.

                              By: /s/ Brian S. John
                                  -----------------
                              Brian S. John, Chief Executive Officer, President, director, principal executive officer and principal accounting and financial office

                              Date: April 9, 2008


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Brian S. John                Chief Executive Officer,
-----------------                President and director        April 9, 2008
Brian S. John


/s/ Richard S. Miller            Vice President, Chief
---------------------            Operating Officer and         April 9, 2008
Richard S. Miller                director


/s/ Frank V. Benedetto, Jr.      Director                      April 9, 2008
---------------------------
Frank V. Benedetto, Jr.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
 China Growth Development, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of China Growth Development, Inc. (F/K/A Teeka Tan Products, Inc.) and subsidiary as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of China Growth Development, Inc. (F/K/A Teeka Tan Products, Inc.) and subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company had a net loss of $653,109, a working capital deficiency of $241,023, a stockholders' deficiency of $230,677 and used cash in operations of $48,830. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 28, 2008

                  CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARY
                  (FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         2007           2006
                                                     -----------    -----------

                                     ASSETS

CURRENT ASSETS:

  Cash ...........................................   $     1,707    $    16,587
  Accounts receivable, net .......................        18,336         14,827
  Due from third party ...........................         3,400              -
  Prepaid license ................................             -         13,767
  Inventory ......................................        59,353        121,263
                                                     -----------    -----------
    Total currents assets ........................        82,796        166,444

Property and equipment, net ......................        10,346         24,899

Deposits .........................................             -          1,450
                                                     -----------    -----------
  TOTAL ASSETS ...................................   $    93,142    $   192,793
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable ..................................   $    38,663    $    31,417
Accrued licenses .................................             -         75,000
Accrued interest .................................        76,156         46,959
Accrued payroll  officers' .......................         9,000        270,833
Note payable .....................................       200,000        200,000
                                                     -----------    -----------
    Total current liabilities ....................       323,819        624,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value 10,000 shares ...             -              -
Shares authorized 0 shares issued and outstanding
 Common stock $.0001 par value 200,000,000 shares
 authorized 879,073 and 817,906 shares issued and
 outstanding, respectively .......................            88             82
Additional paidin capital ........................     2,128,350      1,567,000
Deferred compensation ............................             -       (162,492)
Subscription receivable ..........................             -       (130,000)
Accumulated deficit ..............................    (2,359,115)    (1,706,006)
                                                     -----------    -----------
  TOTAL STOCKHOLDERS' DEFICIT ....................      (230,677)      (431,416)
                                                     -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....        93,142        192,793
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                  CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARY
                  (FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Year Ended
                                                              December 31,
                                                          2007           2006
                                                       ---------      ---------

Sales ............................................     $ 244,677      $ 245,312
Cost of goods sold ...............................       153,376        155,077
                                                       ---------      ---------

  Gross Profit ...................................        91,301         90,235

OPERATING EXPENSES:
  General and administrative expenses ............       435,838        438,341
  Salary expense officers' .......................       270,923        270,833
  Depreciation ...................................         6,558          7,820
                                                       ---------      ---------

  TOTAL OPERATING EXPENSES .......................       713,319        716,994
                                                       ---------      ---------

Net loss from operations .........................      (622,018)      (626,759)

Other (Income) and Expenses
  Other Income ...................................        (2,500)             -
  Loss on sale of fixed assets ...................         4,395              -
  Interest expense ...............................        29,196         20,138
  Interest income ................................             -         (1,195)
                                                       ---------      ---------
Total other (income) expenses ....................        31,091         18,943

  Net loss before income taxes ...................      (653,109)      (645,702)
                                                       ---------      ---------

  Income taxes ...................................             -              -

NET LOSS .........................................     $(653,109)     $(645,702)
                                                       ---------      ---------
Weighted average number of common shares
  outstanding Basic and Fully Diluted ............       868,788        604,853
                                                       =========      =========

Basic and Fully diluted net loss per share .......     $   (0.75)     $   (1.07)
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                                            CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARY
                                            (FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                 Common Stock       Additional
                                               ------------------    Paid-in      Deferred    Subscription  Accumulated
                                               Shares     Amount     Capitial   Compensation   Receviable     Defecit       Total
                                               -------   --------   ----------  ------------  ------------  ------------  ---------
Balance December 31, 2005 ...................  559,006   $     56   $  271,515  $         -   $         -   $(1,060,304)  $(788,733)

Sale of common stock ........................   50,200          5      250,995            -             -             -     251,000

Common stock options ........................        -          -       39,284            -             -             -      39,284

Common Stock issued to employees ............   20,000          2      129,998            -      (130,000)            -           -

Common Stock issued for services ............   15,000          2       79,998      (50,000)            -             -      30,000

Warrants issued for services ................        -          -      134,270     (134,270)            -             -           -

Amortization of deferred compensation .......        -          -            -       21,778             -             -      21,778

Capital contribution ........................        -          -      487,257            -             -             -     487,257

Reclassification of rescission common stock .  173,700         17      173,683            -             -             -     173,700

Net Loss ....................................        -          -            -            -             -      (645,702)   (645,702)
                                               -------   --------   ----------  -----------   -----------   -----------   ---------

Balance December 31, 2006 ...................  817,906   $     82   $1,567,000  $  (162,492)  $  (130,000)  $(1,706,006)  $(431,416)

Conversion of salary to common stock ........   54,167          5      270,828            -             -             -     270,833

Common stock to employee ....................    5,000          1       24,999      (25,000)            -             -           -

Common stock issued to consultants ..........    5,000          -       19,600            -             -             -      19,600

Sale of common stock for cash ...............    2,000          -       10,000            -             -             -      10,000

Forgiveness of salary .......................        -          -      255,723            -             -             -     255,723

In-Kind contribution of salary ..............        -          -       15,200            -             -             -      15,200

Amortization of licenses ....................        -          -            -       65,432             -             -      65,432

Amort of financing agreement ................        -          -            -       97,060             -             -      97,060

Amortization of stock issued to employee ....        -          -            -       25,000             -             -      25,000

Cancellation of stock subscription ..........   (5,000)         -      (35,000)           -        35,000             -           -

Cash received for stock subscription ........        -          -            -            -        23,750             -      23,750

Forgiveness of stock subscription receivable.        -          -            -            -        71,250             -      71,250

Net loss for the year ended December 31, 2007        -          -            -            -             -      (653,109)   (653,109)
                                               -------   --------   ----------  -----------   -----------   -----------   ---------

                                               879,073   $     88   $2,128,350  $         -   $         -   $(2,359,115)  $(230,677)
                                               =======   ========   ==========  ===========   ===========   ===========   =========

                                    See accompanying notes to consolidated financial statements.

                                                                 F-4

                  CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARY
                  (FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the Year Ended
                                                              December 31,
                                                           2007          2006
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(653,109)    $(645,702)
Adjustments to reconcile net loss to net cash used
 in operating activities
  Depreciation .....................................        6,558         7,820
  Decrease in reserve for uncollectible accounts
   receivable ......................................       13,859         3,573
  Loss on sale of fixed assets .....................        4,395             -
  Gain on settlement of licensing fees .............      (75,000)            -
  Stock compensation ...............................      207,092        69,284
  Amortization of prepaid licenses .................       13,767        61,233
  Amortization of warrants .........................            -        21,778
  Imputed compensation .............................       15,200             -
  Forgiveness of subscription receivable ...........       71,250             -
Changes in operating assets and liabities
  Increase in accounts receivable ..................      (17,368)      (12,086)
  (Increase) /  decrease in inventory ..............       61,910       (46,970)
  Decrease in deposits .............................        1,450             -
  Increase / (decrease) in accounts payable and
   accrued expenses ................................       16,246        (4,331)
  Increase in accrued interest .....................       29,197        20,139
  Increase in accrued payroll ......................      255,723       270,833
                                                        ---------     ---------

  CASH FLOWS USED IN OPERATING ACTIVITIES ..........      (48,830)     (254,429)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable  related party .........            -       (30,000)
  Proceeds from third party ........................          200             -
  Proceeds from issuance of common stock ...........       10,000       251,000
  Proceeds from subscription receivable ............       23,750             -
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES ...............       33,950       221,000
                                                        ---------     ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS .........      (14,880)      (33,429)

CASH AND CASH EQUIVALENTS, Beginning ...............       16,587        50,016
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, Ending ..................    $   1,707     $  16,587
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid ......................................    $       -     $       -
                                                        =========     =========
Income taxes .......................................    $       -     $       -
                                                        =========     =========

During 2007, two Officers converted $270,828 of accrued Officers salary into common stock.

During 2007, two Officers forgave $255,823 of accrued Officers salary.

During 2007, the Company issued a note receivable in the amount of $3,400 to a third party pursuant to the sale of the car.

          See accompanying notes to consolidated financial statements.

                  CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARY
                  (FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
________________________________________________________________________________

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

IHealth Inc. was a Delaware corporation formed in April 2002. In December 2005, Ihealth, Inc changed its name to Teeka Tan Products Inc. Teeka Tan Products Inc is engaged in the business of marketing and retailing a broad line of high quality value-priced sun care products in Florida through its wholly owned subsidiary Teeka Tan, Inc. Teeka Tan Products Inc. and Teeka Tan, Inc. are hereafter referred to as (the "Company"). On December 13, 2007 the Company changed its name to China Growth Development, Inc.

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

SHIPPING AND HANDLING COSTS

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales. Costs of shipping and handling are included in the cost of goods sold.

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

CONCENTRATION OF CREDIT RISK

During 2007 91% and 9%, of the Company's products were produced by two manufacturers. During 2006 94% and 6%, of the Company's products were produced by two manufacturers.

During 2007, one customer accounted for 14% of the Company's sales. During 2006, no one customer accounted for more the 10% of the Company's sales.

At December 31, 2007 one customer accounted for 56% of the Company's accounts receivable.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31 2007 and 2006 amounted to $1,015, and $19,555 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the year ended December 31, 2007 and 2006 is summarized as follows:

         2007         Current      Deferred      Total
                      -------      --------      -----
         Federal      $     -      $      -      $   -
         State              -             -          -
                      -------      --------      -----
                      $     -      $      -      $   -
                      =======      ========      =====

         2006

         Federal      $     -      $      -      $   -
         State              -             -          -
                      -------      --------      -----
                      $     -      $      -      $   -
                      =======      ========      =====

Income tax expense for the years ended December 31, 2007 and 2006 differed from amounts computed by applying the statutory U.S. federal corporate and state income tax rate of 34% to income before income tax benefit as a result of the following:

      Expected income tax expense (benefit) from operations ..  $(245,765)
      Temporary differences ..................................      1,345
      Permanent differences ..................................     99,209
      Valuation allowance ....................................    145,211
                                                                ---------
                                                                $       -
                                                                =========

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

Deferred tax assets:
                                                       2007        2006
                                                    ---------   ---------
      Net operating loss carryforward (benefit)...  $(444,438)  $(299,227)
                                                    ---------   ---------
      Total gross deferred tax assets ............   (444,438)   (299,227)
      Less valuation allowance ...................    444,438     299,227
                                                    ---------   ---------
      Net deferred tax assets ....................  $       -   $       -
                                                    =========   =========

The Company has a net operating loss carryforward of approximately $1,188,241 available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 and 2006 was $444,438 and $299,227, respectively. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $145,211.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. During the year ended December 31, 2007 and 2006 the Company had convertible notes and accrued interest of $276,156 and $246,959, That would have converted into 36,821 and 32,928 shares of common stock, respectively. During the years ended 31, 2007 and 2006 the Company had common stock warrants that would have converted into 30,000 of common stock.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 consisted of the following:

         Accounts receivable ...........................      $ 23,536
         Less allowance for doubtful accounts ..........        (5,200)
                                                              --------
                Accounts receivable, net ...............      $ 18,336

During the year ended December 31, 2007 the Company decreased its allowance for doubtful accounts $13,859. During the year ended December 31, 2006 the Company increased its allowance for doubtful accounts $3,573.

NOTE 4.  PROPERTY AND EQUIPMENT

At December 31, 2007 property and equipment consisted of the following:

         Computer equipment ............................      $  1,882
         Automobiles ...................................        15,474
         Equipment .....................................         7,000
         Less accumulated depreciation .................       (14,010)
                                                              --------
                                                              $ 10,346

Depreciation expense for the year ended December 31, 2007 and 2006 was $6,558 and $7,820, respectively.

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

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of December 31, 2007, the Company had no payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion. In April 2007 the Company extended their employment agreement for one year. For the year ended December 31, 2007 and 2006 the Company recorded an expense of $270,923 and

$270,833, respectively, for payroll due to senior management. In October, 2007 two executive officers forgave a total of $250,000 of accrued salaries and in November, 2007 Messrs. forgave an additional $5,723 of accrued compensation. In addition, effective November 7, 2007 the two executive officers terminated their employment agreements with the Company. The Company imputed compensation expense of $15,200 for the two executive officers for period of November to December 2007.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In May 2007 the Company agreed to issue an employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of December 31, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock.

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

NOTE 8.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $7.50 per share. There was no beneficial conversion feature on the issue of the note payable. On August 26, 2006 both parties agreed to extend the maturity date of the note until August 26, 2007. As of December 31, 2007 the note is in default. Accrued interest at December 31, 2007 was $76,156.

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

In April 2006 the Company issued a total of 15,000 common stock options pursuant to the Plan at an exercise price of $7.00 per share as compensation to three employees. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 5.0%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of three months. The Company valued these options at $39,284. The Company received a $35,000, 4% demand promissory note from each of the three employees. During the three months ended June 30, 2007 a former employee returned 5,000 shares of common stock and the Company cancelled the subscription receivable. The Company cp;;ected $15,000 on the remaining $70,000 and forgave $55,000 in December 2007.

In October 2006 the Company issued a total of 5,000 common stock options pursuant to the Plan at an exercise price of $5.00 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these option were immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes. Between January and February, 2007 the Company received $8,750 in payments on the subscription receivable. In October 2007, the Company forgave the remaining $16,250 of the subscription receivable.

Reverse Stock Split

On November 12, 2007, the Company's stockholders approved a 1 for 100 reverse stock split for its common stock. As a result, stockholders of record at the close of business on December 13, 2007, received one shares of common stock for every hundred shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 10,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 10,000 warrants with exercise price of $5.00 per share, 10,000 warrants with exercise price of $6.00 and 10,000 warrants with exercise price of $7.00 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. For the year ended December 31, 2006 the Company recorded $9,009 of amortization expense associated with the common stock and warrants. In April 2007 both parties agreed to mutually cancel and the agreement and the public relation firm returned it warrants. During the year ended December 31, 2007 the Company expensed $97,060.

During 2007 the Company received a total $23,750 from two employees for payment of there subscription receivables. In June, 2007 a former employee returned 5,000 shares of common stock and the Company cancelled the subscription receivable. In December 2007 the Company forgave a total of $71,250 owed by three employees for there subscription receivables.

In February 2007 the Company issued 2,000 shares of common stock for cash proceeds of $10,000 to a investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 5,000 shares of common with a fair value of $25,000 on the date of issuance to an employee for services. The Company is amortizing the value over the one year term of the employees employment agreement. In May 2007 the Company agreed to issue the employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of December 31, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock. During the year ended December 31, 2007 the Company expensed $21,250 the unamortized value of the common stock received.

In March 2007 the Company issued 2,000 shares of common with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007 the Company issued 1,000 shares of common with a fair value of $4,000 on the date of issuance to a consultant for services.

In July 2007 the Company issued 2,000 shares of common stock with a fair value of $5,600 on the date of issuance to a consultant for services.

WARRANTS

During the year ended December 31, 2005 the Company sold a total of 20,000 units to three investors, Each unit includes a share of common stock at $7.50 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three years from the date of issuance.

The Company issued 10,000 warrants on March 13, 2006, at an exercise price of $5.00 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.5%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company fair valued these warrants at $78,201. For the three months ended March 31, 2007 the Company recorded $3,856 of amortization expense associated with the warrants. The warrants expire on December 31, 2008.

IMPUTED COMPENSATION

The Company imputed compensation expense of $15,200 for the two executive officers for period of November and December 2007.

AUTHORIZED SHARES

In September 2003 the Company amended the Certificate of Incorporation authorizing for the Company to increase its authorized shares to 200,000,000 of common stock.

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

NOTE 10. RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company had no payroll liabilities due to senior management of the Company for compensation. The officers of the Company have elected to defer the payment of these accrued salaries until such time as we have sufficient working capital to satisfy these obligations. In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion. In April 2007 the Company extended their employment agreement for one year. For the year ended December 31, 2007 and 2006 the Company recorded an expense of $270,923 and $270,833, respectively, for payroll due to senior management. In October, 2007 two executive officers forgave a total of $250,000 of accrued salary and in November, 2007 Messrs. forgave an additional $5,723 of accrued compensation. In addition, effective November 7, 2007 the Two executive officers terminated their employment agreements with the company. The Company imputed compensation expense of $15,200 for the two executive officers for period of November and December 2007.

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $653,110 for the year ended December 31, 2007, a working capital deficiency of $241,023, a stockholders' deficiency of $230,677. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. SUBSEQUENT EVENT

In September 2007 the Company announced that it had signed a letter of intent to acquire the Taiyuan Rongan Business Trading Company ("Taiyuan Rongan"), located in Taiyuan, Shanxi Province, China, in a stock for stock exchange. On November 12, 2007 the Company entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to the Company in exchange for an aggregate of 31,500,000 shares of the Company's common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of the Company's common stock at an exercise price of $0.50 per share.

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