Form 10-Q
period 2008-03-31
CHINA GROWTH DEVELOPMENT, INC.
filed 2008-05-20
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GROWTH DEVELOPMENT, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	333-109458	13-4204191
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5499 North Federal Highway, Suite D, Boca Raton, Florida 33487
 (Address of Principal Executive Offices)
 _______________

     (561) 989-3600
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 20, 2008:  879,073 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC.
 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

China Growth Development, Inc.
(FKA Teeka Tan Products, Inc. and Subsidiary)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$3,742	$1,707
Accounts receivable, net	22,983	18,336
Due from third party	3,200	3,400
Due from related party	1,000	-
Prepaid expenses	7,524	-
Inventory	42,630	59,353
Total currents assets	81,079	82,796

Property and equipment, net	3,033	10,346

Deposits	-	-

TOTAL ASSETS	$84,112	$93,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$-	$3,562
Due from related party	42,916	-
Accrued expenses	18,334	35,101
Accrued interest	87,824	76,156
Accrued payroll	9,000	9,000
Note payable	200,000	200,000
Total current liabilities	358,074	323,819

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value 10,000 shares	-	-
shares authorized 0 shares issued and outstanding
Common stock $.0001 par value 200,000,000 shares authorized
879,073 shares issued and outstanding	88	88
Additional paid-in capital	2,128,350	2,128,350
Accumulated deficit	(2,402,400)	(2,359,115)
TOTAL STOCKHOLDERS' DEFICIT	(273,962)	(230,677)
	$	$
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	84,112	93,142

See accompanying notes to consolidated financial statements.

China Growth Development, Inc.
(FKA Teeka Tan Products, Inc. and Subsidiary)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Sales	$29,793	$92,059
Cost of goods sold	18,362	61,060

Gross Profit	11,431	30,999

OPERATING EXPENSES:
Salary expense officers'	-	75,000
Legal and professional fees	20,684	20,062
Compensation	7,160	14,031
Depreciation	1,124	3,870
Other general and adiminstrative expenses	8,891	162,927

TOTAL OPERATING EXPENSES	37,859	275,890

Net loss from operations	(26,428)	(244,891)

Other (Income) and Expenses
Loss on sale of fixed assets	5,189	-
Interest expense	11,668	4,933
Total other (income) expenses	16,857	4,933

Net loss before income taxes	(43,285)	(249,824)

Income taxes	-	-

NET LOSS	$(43,285)	$(249,824)

Weighted average number of common shares
outstanding Basic and Fully Diluted	879,073	836,581

Basic and Fully diluted net loss per share	$(0.05)	$(0.30)

See accompanying notes to consolidated financial statements.

China Growth Development, Inc.
(FKA Teeka Tan Products, Inc. and Subsidiary)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,285)	$(249,824)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	1,124	1,897
Bad debt	-	2,309
Loss on sale of fixed assets	5,189	-
Stock compensation	-	14,000
Amortization of prepaid licenses	-	13,767
Amortization of warrants and common stock	-	104,667
Changes in operating assets and liabities
Increase in accounts receivable	(4,647)	(50,236)
Decrease in inventory	16,723	23,062
Increase in prepaid expenses	(7,524)	-
Increase / (decrease) in accounts payable and accrued expenses	(20,329)	38,273
Increase in accrued interest	11,668	4,931
Increase in accrued payroll	-	75,000

NET CASH USED IN OPERATING ACTIVITIES	(41,081)	(22,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	42,916	-
Proceeds from third party	200	-
Proceeds from issuance of common stock	-	10,000
Proceeds from subscription receivable	-	8,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,116	18,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,035	(3,404)

CASH AND CASH EQUIVALENTS, Beginning	1,707	16,587

CASH AND CASH EQUIVALENTS, Ending	$3,742	$13,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

In March 2008 a Former Officer of the Company purchased a car from the Company for a receivable of $1,000

See accompanying notes to consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC.
(FKA TEEKA TAN PRODUCTS, INC. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2008
(Unaudited)
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

On November 12, 2007, we entered into a Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) with Taiyuan Rongan Business Trading Company, Limited, a company incorporated under the laws of the Peoples Republic of China (“TRBT”) and each of the equity owners of TRBT (the “TRBT Shareholders”). The closing of the transaction took place on May 7, 2008 (the “Closing Date”) and resulted in the acquisition of TRBT (the “Acquisition”). Pursuant to the terms of the Exchange Agreement, we acquired eighty percent (80%) of the outstanding capital contributions in TRBT (the “Interests”) from TRBT and the TRBT Shareholders. As consideration for the interests, we issued and transferred an aggregate of 31,500,000 shares, or 90% of the Company’s common stock.

TRBT is a privately owned business entity registered in Taiyuan, Shanxi, China in December 2005 under the laws of the People’s Republic of China.  TRBT is engaged in the business of leasing the units of shopping malls to commercial tenants for retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc. TRBT holds 76.1% of the issued and outstanding capital contributions of five subsidiaries organized in China that owns and operates shopping malls. Prior to the closing of the Exchange Agreement, TRBT was owned by 6 individuals: Mr. Aizhong An, Mr. Jiming Zhu, Ms. Junhui, Mr. Tianming Wang, Mr. Renyu Zhang and Mr. Fuxi Chen (the “TRBT Shareholders”).  In addition, the board of directors of TRBT consists of: Mr. Aizhong An, Ms. Junhui, Mr. Renyu Zhang, Mr. Samuel Liu, Mr. Jimin Zhu, Mr. Tianming Wang and Mr. Fuxi Chen. As a result of the Exchange Agreement, the TRBT shareholders transferred 80% their interest in TRBT to the Company and, as a result, TRBT became a subsidiary of the Company.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Teeka Tan, Inc. Intercompany accounts and transactions have been eliminated in consolidation. Certain data in the financial statements of the prior period has been reclassified  to conform to the current period presentation.

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

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. At March 31, 2008 and December 31, 2007 the Company had convertible notes and accrued interest of $287,824 and $276,156, which would have converted into 38,377 and 36,821 shares of common stock, respectively. As of March 31, 2008 and December 31, 2007 the Company had common stock warrants that would have converted into 30,000 of common stock.

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

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased pr cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 3.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
Accounts receivable	$28,183	$23,536
Less allowance for doubtful accounts	(5,200)	(5,200)

Accounts receivable, net	$22,983	$18,336

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Computer equipment	$1,882	$1,882
Automobiles	-	15,474
Equipment	7,000	7,000
Less accumulated depreciation	(5,849)	(14,010)
	$3,033	$10,346

Depreciation expense for the three months ended March 31, 2008 and 2007 was $1,124 and $3,870, respectively.

In March 2008 the Company sold an automobile to a former officer for a receivable of $1,000. The Company recorded a loss on the sale of the automobile of $5,189.

NOTE 5.  ACCRUED LICENSES

On March 13, 2006, the Company entered into a licensing agreement. The terms of the agreement state that the licensing fees are due for each year on the first date of that year. Licensing fees for the period March 13, 2006 to March 13, 2007 amounted to $75,000. The Company amortized the costs of these licenses over the term of the agreement. In May 2007 both parties mutually agreed to cancel the agreement and to forgive all amounts owed. For the three months ended March 31, 2008 and 2007 the Company recorded amortization expense of $0 and $13,767, respectively.

NOTE 6.  ACCRUED PAYROLL - OFFICERS

As of March 31, 2008 and December 31, 2007, the Company had no payroll liabilities due to senior management of the Company for compensation. For the three months ended March 31, 2008 and 2007 the Company recorded an expense of $0 and $75,000, respectively, for payroll due to senior management.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In May 2007 the Company agreed to issue an employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. As of March 31, 2008 and December 31, 2007 the Company has accrued a liability of $9,000 for the value of the Common Stock.

NOTE 8.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In August 2004 the Company issued a $200,000 convertible debenture to a principal stockholder of the Company. The debenture pays interest of 10% per annum, and all principal and accrued interest is due on or before August 26, 2006. Commencing on August 26, 2005 all or any portion of the principal amount of debenture and any accrued but unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $7.50 per share. There was no beneficial conversion feature on the issue of the note payable. On August 26, 2006 both parties agreed to extend the maturity date of the note until August 26, 2007. As of March 31, 2008 and December 31, 2007 the note was in default. Accrued interest at March 31, 2008 and December 31, 2007 was $87,824 and $76,156, respectively.

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

In October 2006 the Company issued a total of 5,000 common stock options pursuant to the Plan at an exercise price of $5.00 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these option were immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes. Between January and February, 2007 the Company received $8,750 in payments on the subscription receivable. The remaining $16,250 of the subscription receivable was forgiven by the Company in October 2007.

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 1,000,000 shares of common stock with a fair market value of $50,000 on the date of issuance. together with 1,000,000 warrants with exercise price of $0.05 per share, 1,000,000 warrants with exercise price of $0.06 and 1,000,000 warrants with exercise price of $0.07 per share expiring on January 31, 2008. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. During the three months ended March 31, 2007 the Company expensed $97,060, the unamortized value of the agreement. In April 2007 both parties mutually agreed to cancel the agreement.

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

COMMON STOCK AND WARRANTS

In November, 2006 entered into a one year agreement for certain investor and public relations services. The Company issued 10,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 10,000 warrants with exercise price of $5.00 per share, 10,000 warrants with exercise price of $6.00 and 10,000 warrants with exercise price of $7.00 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. In April 2007 both parties mutually agreed to cancel the agreement and the public relation firm returned it warrants.  During the three months ended March 31, 2008 and 2007 the Company expensed $0 and $97,060, respectively, for the unamortized value of the agreement.

In February 2007 the Company issued 2,000 shares of common stock for cash proceeds of $10,000 to a investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 5,000 shares of common stock with a fair value of $25,000 on the date of issuance to an employee for services. The Company amortized the value over the one year term of the employees employment agreement. In May 2007 the Company agreed to issue the employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employee in June 2007 and has not issued the employee the common stock. Management has asserted the employee did not perform services to earn the common stock. During the three months ended March 31, 2008 and 2007 the Company expensed $0 and $3,750, respectively, for the unamortized value of the common stock received.

In March 2007 the Company issued 2,000 shares of common with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007 the Company issued 1,000 shares of common with a fair value of $4,000 on the date of issuance to a consultant for services.

WARRANTS

During the year ended December 31, 2005 the Company sold a total of 20,000 units to three investors. Each unit includes a share of common stock at $7.50 per share of common stock and one warrant at $.15 per share of common stock that is exercisable for three years from the date of issuance.

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

NOTE 10. RELATED PARTY TRANSACTIONS

In March 2008, the Company sold an automobile to a former officer for a receivable of $1,000. The Company recorded a loss on the sale of the automobile of $5,189.

During the three months ended March 31, 2008, a related party paid $42,916 for expenses on behalf of the Company

NOTE 11. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $43,285 and $249,824 for the three months ended March 31, 2008 and 2007, a working capital deficiency of $276,995 and $241,023, and a stockholders' deficiency of $273,962 and $230,677 as of March 31, 2008 and December 31, 2007, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Pursuant to the closing of the acquisition of Taiyuan Rongan Business Trading Company, Limited on May 7, 2008 as discussed in Note 12 – Subsequent Event, management believes that cash flows generated through TRBT’s current operations will be sufficient to sustain current level operations for at least the next twelve months. In 2008, TRBT intends to continue to work to expand its presence in the commercial real estate market in China, including the acquisition of shopping malls. To the extent TRBT is successful in growing its business, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, TRBT plans to use its working capital and the proceeds of any financing to finance such acquisition costs.

Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. SUBSEQUENT EVENT

On May 7, 2008 (the “Closing Date”), we closed the Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) that we entered into on November 12, 2007 with Taiyuan Rongan Business Trading Company, Limited, a company incorporated under the laws of the Peoples Republic of China (“TRBT”) and each of the equity owners of TRBT (the “TRBT Shareholders”), and resulted in the acquisition of TRBT (the “Acquisition”).  Pursuant to the terms of the Exchange Agreement, we acquired eighty percent (80%) of the outstanding capital contributions in TRBT (the “Interests”) from TRBT and the TRBT Shareholders.  As consideration for the interests, we issued and transferred an aggregate of 31,500,000 shares, or 90% of the Company’s common stock.

TRBT must have received and delivered documentation of the approvals for the above transaction from the various divisions of the Chinese government. In addition, it is a condition of closing of the agreement that an outstanding $200,000 principal amount convertible promissory note be satisfied prior to closing by issuing 2,590,934 shares of our common stock (post-split). We will also issue Mirador Consulting, an affiliate of Mr. Brian John (the former CEO of the Company) and Mr. Richard Miller (the former COO of the Company), a one year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

As a result of the Exchange Agreement, the TRBT shareholders transferred 80% their interest in TRBT to the Company and, as a result, TRBT became a subsidiary of the Company. In connection with the Exchange Agreement, we appointed 5 new directors to our board and hired 4 new officers. The following table sets forth the names and positions of our new executive officers and directors as of the Closing Date:

NAME	POSITION
Aizhong An	Director, Chairman and CEO
Samuel Liu	Director, President, COO and Secretary
Jiming Zhu	Director, Vice-President, CFO and Treasurer
Junhui An	Director and Vice-President
Omar J. Gonzalez	Director

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Current Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Current Report on Form 10-Q.

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

We formed our company in 2002 and during fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. We operate in a very competitive market which is dominated by significantly larger companies with established brands and distribution channels. Our ability to grow our company has been adversely impacted by our lack of working capital and we do not have sufficient capital to undertake any effective marketing of our products. During the first quarter of fiscal 2008 and Fiscal 2007, we did not spend any funds on advertising and marketing as compared to approximately $16,000 spent in Fiscal 2006. We believe this lack of advertising is the primary cause for the lack of company growth during the current quarter and the year 2007.

On November 12, 2007, we entered into a Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) with Taiyuan Rongan Business Trading Company, Limited, a company incorporated under the laws of the Peoples Republic of China (“TRBT”) and each of the equity owners of TRBT (the “TRBT Shareholders”).  The closing of the transaction took place on May 7, 2008 (the “Closing Date”) and resulted in the acquisition of TRBT (the “Acquisition”).  Pursuant to the terms of the Exchange Agreement, we acquired eighty percent (80%) of the outstanding capital contributions in TRBT (the “Interests”) from TRBT and the TRBT Shareholders.  As consideration for the interests, we issued and transferred an aggregate of 31,500,000 shares, or 90% of the Company’s common stock.

Our previous business was marketing and distributing Teeka Tan(R) Suncare Products, a broad line of high quality, value-priced sun care products. We also distributed the Safe Sea Jellyfish Sting Protective Lotion under a licensing agreement with its manufacturer. We sold these products directly to resorts, hotels and retailers with beach locations in south Florida, the Bahamas, Dominican Republic, Alabama, New Hampshire, Rhode Island, Connecticut, New York, North Carolina, South Carolina, Maine, Maryland and New Jersey.  Our customers are primarily beach front stores and hotels with high volume tourist traffic. We market our products through the use of our in house sales representative as well as independent distributors.

In September 2007 we announced that we had had signed a letter of intent to acquire the Taiyuan Rongan Business Trading Company ("Taiyuan Rongan"), located in Taiyuan, Shanxi Province, China, in a stock for stock exchange. Taiyuan Rongan operates six shopping malls in the city of Taiyuan, China, of which it has 76% ownership. On November 12, 2007 we entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors (the "Taiyuan Rongan Shareholders") pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to our company in exchange for an aggregate of 31,500,000 shares of our common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $0.50 per share, both giving effect to the reverse stock split described below.  The Share Exchange with Taiyuan Rongan closed on May 7, 2008.

BUSINESS DEVELOPMENT OF TRBT

Overview

TRBT is a company formed under the laws of the People’s Republic of China.  TRBT acquired all the capital contributions of Taiyuan Clothing Group Company Limited which has a 76.1% ownership interest in six shopping malls located in the Chaoyang Street area in the city of Taiyuan, Shanxi Province, China.

Business

TRBT is a real estate developer based in Taiyuan, Shanxi, China that owns and manages commercial space valued at more than US$60 million.  TRBT is engaged in the business of leasing units in shopping malls to commercial tenants for retail, wholesale and distribution of clothes, shoes, cosmetics, beddings and other consumer products.

Our Business

TRBT operates six (6) shopping malls all located in the Chaoyang Street area in the city of Taiyuan, Shanxi Province, China.

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

·        Ability to successfully acquire new shopping malls and increase foot traffic to these locations;
·        Continue to attract consumers to our shopping malls; and
·        Attract profitable retailers to lease space in our shopping malls; and
·        Continue to keep a low debt to asset ratio.

In addition, the following “global” factor will have an affect on our financial performance:

·        Growth of the Economy in China

China’s economy has experience significant growth over the past few years and Chinese consumers have been continuing to spend money at a record breaking pace with no signs of a slowdown and TRBT expects this trend to continue.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

CHINA GROWTH DEVELOPMENT, INC. (f/k/a Teeka Tan Products, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

NET REVENUE
Sales	$29,793	$92,059
Cost of Goods Sold	18,362	61,060
Gross Profit	11,431	30,999

OPERATING EXPENSES (INCOME)
Salary expense officers’	-	75,000
Legal and professional fees	20,684	20,062
Compensation	7,160	14,031
Depreciation	1,124	3,870
Other general and administrative expenses	8,891	162,927
TOTAL OPERATING EXPENSES	37,859	275,890

NET LOSS FROM OPERATIONS	(26,428)	(244,891)

NON-OPERATING INCOME (EXPENSES)
Loss on sale of fixed assets	5,189	-
Interest Expense	11,668	4,933
TOTAL OTHER (INCOME) EXPENSES	16,857	4,933

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(43,285)	(249,824)

INCOME TAXES	-	-

NET INCOME	$(43,285)	$(249,824)

Net Revenue:

Net revenue decreased by US$62,266 from US$92,059 for the three months ended March 31, 2007 to US$29,793 for the three months ended March 31, 2008.

Operating expenses:

Operating expenses decreased by US$238,031 from US$275,890 for the three months ended March 31, 2007 to US$37,859 for the three months ended March 31, 2008.

Income from operations:

Income (loss) from operations improved by US$218,463 from US$(244,891) for the three months ended March 31, 2007 to US$(26,428) for the three months ended March 31, 2008.

Net Income Before Income Taxes:

Net Income (loss) before Income Taxes was US$(249,824) for the three months ended March 31, 2007 and US$(43,285) for the three months ended March 31, 2008.

Net Income:

Net income (loss) was US$(249,824) for the three months ended March 31, 2007, compared to US$(43,285) for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

TRBT currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months. In 2008, TRBT intends to continue to work to expand its presence in the commercial real estate market in China, including the acquisition of another shopping mall.

To the extent TRBT is successful in growing its business, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, TRBT plans to use its working capital and the proceeds of any financing to finance such acquisition costs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

2008 – 2009 Outlook

Over the course of the next few years, TRBT intends to grow and expand its commercial real estate business in China. TRBT expects to acquire an additional 3 shopping centers within the next two years. These acquisitions will be financed either through revenues or by financings and sales of the Company’s stock or other securities. In addition, TRBT expects to complete the acquisition of development rights to 3,000 square metric units of prime commercial land.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

OFF BALANCE SHEET TRANSACTIONS

We are not a party to any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President, CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s President, CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Exchange Agreement, on May 7, 2008, we issued 31,500,000 shares of our Common Stock to the entities designated by TRBT in exchange for 80% of the outstanding capital contributions of TRBT.  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the entities designated by TRBT which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 7, 2008, we closed a share exchange agreement with TRBT.  For additional disclosure please see the Form 8K filed with the SEC on May 14, 2008.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On May 14, 2008, the Company filed a Form 8-K with the SEC based on a Entry Into A Material Definitive Agreement, Completion of Acquisition or Disposition of Assets, Unregistered Sales of Equity Securities, Changes in Registrant’s Certifying Accountant, Changes in Control of Registrant, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Financial Statement and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH DEVELOPMENT, INC.

Date: May 20, 2008	By:	/s/ Sam Liu
Chief Executive Officer
Chief Financial Officer