Form 10-Q/A
period 2008-03-31
CHINA GROWTH DEVELOPMENT, INC.
filed 2008-05-27
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

927 Canada Court
City of Industry, California 91748
 (Address of Principal Executive Offices)
 _______________

      (626) 581-9098
 (Issuer Telephone number)
_______________

5499 North Federal Highway, Suite D, Boca Raton, Florida 33487
(561) 989-3600
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 20, 2008:  32,379,073  shares of Common Stock.

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

CHINA GROWTH DEVELOPMENT, INC.

Date: May 27 , 2008	By:	/s/ Sam Liu
Chief Executive Officer
Chief Financial Officer