Form 10-Q
period 2008-06-30
CHINA GROWTH DEVELOPMENT, INC.
filed 2008-08-25
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 20, 2008: 34,970,007 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q

June 30, 2008

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

SIGNATURE

 Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC.
 (an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,027,498	$1,184,621
Accounts receivable, net	14,100	-
Inventory	24,947	-
Other receivables, net of allowance for doubtful accounts $74,713	33,816	8,947
Other receivables from related party	144,585	92,634
Interest receivables from related parties	9,160	9,160
Notes receivable from related party	155,533	137,088
Prepaid expenses	-	22,179
Advances to suppliers	11,654,428	10,885,969

Total Current Assets	13,064,067	12,340,598

Fixed assets, net	60,964,412	58,139,771

Intangible assets, net	10,827,576	10,288,717

Total Assets	$84,856,055	$80,769,086

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$28,940	$205,627
Loans payable	2,492,378	1,985,030
Loans payable to related parties	1,101,246	358,548
Construction payable	2,501,774	3,095,639
Income tax payable	268,942	229,343
Other payable	463,156	495,774
Deferred revenue - current	8,357,591	9,530,814

Total Current Liabilities	15,214,027	15,900,775

Deferred revenue - non-current	28,567,884	29,501,367

Total Liabilities	43,781,911	45,402,142

Minority interest	15,061,960	7,159,250

Stockholders' Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
34,970,007 and 31,500,000 shares issued and outstanding	3,497	3,150
Additional paid-in capital	7,277,990	9,131,176
Other comprehensive income	2,842,102	1,958,238
Retained earnings	15,888,595	17,115,130

Total Stockholders' Equity	26,012,184	28,207,694

Total Liabilities and Stockholders' Equity	$84,856,055	$80,769,086

The accompanying notes are an integral part of these consolidated financial statements

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

Net revenue	$3,738,624	$3,459,975	$7,407,703	$6,195,900

Cost of revenue	36,361	-	36,361	-

Gross Profit	3,702,263	3,459,975	7,371,342	6,195,900

General, selling and administrative expenses	2,548,397	1,708,276	4,339,844	3,422,813

Operating income	1,153,866	1,751,699	3,031,498	2,773,087

Non-operating income (expenses)
Interest income	1,494	-	3,466	3,714
Interest expense	(72,679)	(221,931)	(176,561)	(138,971)
Other expense	(80,982)	-	(101,548)	-
Total non-operating expenses	(152,167)	(221,931)	(274,643)	(135,257)

Income before provision for income tax	1,001,699	1,529,768	2,756,855	2,637,830

Provision for income tax	22,534	17,898	43,069	30,863

Net income before minority interest	979,165	1,511,870	2,713,786	2,606,967

Minority interest	568,817	357,886	1,254,647	148,067

Net income	$410,348	$1,153,983	$1,459,138	$2,458,900

Net earnings per share:
Basic & diluted	$0.03	$0.05	$0.08	$0.08

Weighted average number of shares outstanding:
Total Current Liabilities	32,562,612	31,500,000	32,031,306	31,500,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,459,138	$2,458,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,182,313	868,972
Minority interest	1,254,647	148,067
Warrants issued for compensation	191,138	-
Warrants issued in reverse acquisition	689,347	-
Decrease (increase) in current assets:
Accounts receivable	8,883	-
Inventories	17,683	-
Other receivable	(29,653)	(207,636)
Other receivable from related parties	(43,651)	-
Interest receivable from related parties	563	3,648
Advances to suppliers	(74,853)	-
Prepaid expenses	30,369	141,245
Increase (decrease) in liabilities:
Construction payable	(765,553)	(1,106,882)
Other payable	(62,080)	(239,744)
Tax payable	25,605	2,647,551
Accrued expense	(206,256)	169,693
Deferred revenue	(4,440,735)	(2,819,783)

Net cash (used in) provided by operating activities	(763,095)	2,064,032

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on reverse acquisition	3,742	-
Acquisition of property & equipment	(229,055)	(837,037)
Proceeds from loan receivables from employees	9,216	-
Proceeds from loan receivables from related parties	-	(101,930)
Proceeds from loan receivables from others	-	59,904
Advance to related parties for notes receivable	(9,435)	-

Net cash used in investing activities	(225,532)	(879,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans payable	369,320	-
Net proceeds from loans from related parties	394,383	4,616
Repayments of short-term loan	-	(1,222,523)
Proceeds from long-term debt	-	1,070,857

Net cash provided by (used in) financing activities	763,703	(147,050)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	67,800	82,505

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(157,123)	1,120,423

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,184,621	1,676,718

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,027,498	$2,797,141

SUPPLEMENTAL DISCLOSURES:
Interest paid	$172,617	$138,971
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

China Growth Development, Inc. (“CGDI”, or “the Company”) is a Delaware corporation that was initially engaged in the business of marketing and retailing a broad line of high quality value-priced sun care products in Florida through its wholly owned subsidiary Teeka Tan, Inc.  CGDI was incorporated under the laws of the State of Delaware in April 2002, under the name IHealth Inc.  In December 2005, Ihealth, Inc changed its name to Teeka Tan Products Inc.  On December 13, 2007, Teeka Tan Products Inc. changed its name to China Growth Development, Inc.

On May 7, 2008, the reverse acquisition between CGDI and Taiyuan Rongan Business Trading Company, Limited (“TRBT”), a company incorporated under the laws of the People’s Republic of China (“PRC) was completed pursuant to the Stock for Stock Equivalent Exchange Agreement and Plan entered into by CGDI and TRBT on November 12, 2007.  All of TRBT’s existing capital contributors assigned 80% of their capital contributions in TRBT to CGDI in exchange for an aggregate of 31,500,000 shares of CGDI’s common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of CGDI’s common stock at an exercise price of $0.50 per share.

TRBT was incorporated in Taiyuan City, Shanxi Province, China in December 2005 under the laws of the PRC.  TRBT is engaged in the business of building and operation of commercial real estates in China.  TRBT holds 76.1% of the issued and outstanding capital contributions of five subsidiaries organized in China that owns and operates shopping malls.

The five subsidiaries of TRBT, including Yudu Minpin Shopping Mall (“Yudu”), Xicheng Shopping Mall (“Xicheng”, also known as Taiyuan Clothing City), Jingpin Clothing City (“Jingpin”), Longma Shopping Mall (“Longma”), and Xindongcheng Clothing Distribution Mall (“Xindongcheng”) were owned initially by Taiyuan Clothing City Group (“TCCG”), the predecessor company of TRBT, prior to May, 2003.  During the year 2003, these five shopping malls were acquired by individuals and incorporated as five separate business entities.  In January, 2005, TCCG reacquired 51% ownership of each of five shopping malls from the individual shareholders and increased its ownerships to 76.1%.

In December 2005, TRBT, which is related to Taiyuan Clothing City Group (TCCG) through common ownership, was incorporated.  In December 2005, TRBT acquired all the shares owned by TCCG for the five shopping malls.  All five shopping malls are located in Taiyuan City, Shanxi Province, China.  TRBT leases each shopping mall booth to commercial tenants conducting business in retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by CGDI for the net monetary assets of TRBT, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CGDI, are those of the legal acquiree which are considered to be the accounting acquirer, TRBT. Shares and per share amounts stated have been adjusted to reflect the merger.

Given that TRBT is considered to have acquired CGDI in the reverse acquisition effective May 7, 2008, and that its capital contributors currently have voting control of CGDI, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2008 and December 31, 2007, and the operations for the three months and six months ended June 30, 2008, and 2007, of TRBT and its subsidiaries under the name of CGDI. The reverse acquisition has been recorded as a recapitalization of CGDI, with the consolidated net assets of TRBT and its subsidiaries, and net assets CGDI brought forward at their historical bases. The costs associated with the reverse acquisition have been expensed as incurred.

Intercompany accounts and transactions have been eliminated in consolidation.  Certain data in the financial statements of the prior period has been reclassified to conform to the current period presentation.

Revenue recognition and deferred revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). If the Company had any merchandise on consignment, the related sales from merchandise on consignment would be recorded when the retailer sold such merchandise. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

The Company has two major sources of revenue from its shopping mall leasing business, including rental revenue and management services revenue. Rent covering the entire leasing period is generally collected up front from the tenants upon signing the lease agreements, and recorded as deferred revenue. Rental revenue is then recognized over the respective lease term, generally on a monthly basis. Deferred revenue is classified as current and non-current based on the length of maturities. In addition to rental revenue, the Company charges management services fee from its tenants based on the size of the leasing unit. Such management services fee is generally collected once a month, or once every two to three months at certain locations. Fees collected in advance to the months of services being performed will be deferred and recognized as income in the later period being earned.

As of June 30, 2008 and December 31, 2007, current deferred revenue was $8,357,591 and $9,530,814, whereas non-current deferred revenue was $28,567,884 and $29,501,367, respectively.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Shipping and handling costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in the cost of goods sold.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Property and equipment

Machinery and Equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of auto is provided using the straight-line method over 5 to 20 years. Depreciation of furniture is provided using the straight-line method over 5 to 10 years. Depreciation of machinery and equipments is provided using the straight-line method over 3 to 30 years. Depreciation of building is provided using the straight-line method over 30 to 40 years

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008, there were no significant impairments of its long-lived assets.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share."  Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  As of June 30, 2008 and December 31, 2007 the Company had common stock warrants that would have converted into 1,930,000 and 30,000 shares of common stock, respectively.  The terms of the stock warrants allow the shares to be converted at a conversion price ranging from $0.5 to $7 per share, which was above the average closing price of the Company’s stock during the year 2008.  As such, it is more likely that the warrants would be not converted, which had no dilutive effect to the earnings per share.

Stock-based compensation

Effective January 1, 2006 The Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").  Prior to the adoption of SFAS 123R, the Company accounted for stock options in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

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

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Income taxes

The Company utilizes SFAS No. 109 (“SFAS 109”), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007.  FIN 48 was issued to clarify the requirements of SFAS 109 relating to the recognition of income tax benefits.  FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain.  The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

▪
Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed; and

▪
If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  The Company recognized no material adjustments to liabilities or stockholders’ equity in lieu of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Foreign currency translation and comprehensive income

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS 52").  The functional currency of the Company’s shopping mall unit leasing business in China (TRBT) is the Chinese Yuan Renminbi (CNY).  TRBT’s financial statements were maintained and presented in CNY, which were translated into U.S. Dollars (USD) in accordance with SFAS 52.  Under SFAS 52, all assets and liabilities are translated at the current exchange rate at the end of each fiscal period, stockholders’ equity are translated at the historical rates, and income statement items are translated at the average exchange rates prevailing throughout the respective periods.  Gains or losses on financial statement translation from foreign currency are recorded as separate components in the equity section of the balance sheet, under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R).  SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In May 2008, FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”.  This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  The company does not believe this pronouncement will impact its financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Application of this FSP is not expected to have a significant impact on the financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("FSP 14-1").  FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company does not currently have any share-based awards that would qualify as participating securities.  Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

NOTE 3.    REVERSE ACQUISITION

On May 7, 2008, CGDI completed the acquisition of TRBT pursuant to the Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) among CGDI, TRBT, and each of the equity owners of TRBT (“TRBT Shareholders”).  Pursuant to the Exchange Agreement, CGDI issued 31,500,000 shares of its common stock, representing 97.3% of CGDI's issued and outstanding common stock immediately following the acquisition and 1,400,000 warrants exercisable at the rate of one warrant for one common share at a price of $0.5 per share, in exchange of 80% equity interest in TRBT.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

As TRBT Shareholders have become the majority shareholder of the consolidated entity comprising CGDI and TRBT, the acquisition has been accounted for as a reverse acquisition using the purchase method of accounting, where CGDI (the legal acquirer) is deemed to be the accounting acquiree and TRBT (the legal acquiree) to be the accounting acquirer.  However, the acquisition is also considered to be a capital transaction in substance as TRBT (a private operating company) has been merged into CGDI (a public corporation with nominal non-monetary net assets) with the shareholders of CGDI, the former public corporation continuing only as passive investors.  Hence, the cost of the acquisition has been measured at the carrying value of the net assets of CGDI with no goodwill or other intangible being recorded in accordance with the accounting interpretation and guidance issued by the SEC staff.  The results of CGDI have been consolidated from the date of the acquisition.

NOTE 4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:
	June 30, 2008	December 31, 2007
Accounts receivable	$19,300	$-
Less: allowance for doubtful accounts	(5,200)	-
Accounts receivable, net	$14,100	$-

NOTE 5.    ADVANCES TO SUPPLIERS

Advances to suppliers amounted to $11,654,428 and $10,885,969 as of June 30, 2008 and December 31, 2007, respectively.  The advances mainly included payments made to purchase a building under an agreement.  The title of the building is in the process of transfer to the Company.

NOTE 6.    PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, the following were the details of the property and equipment:

	June 30,	December 31,
	2008	2007
Auto	$1,022,325	$889,116
Machinery & equipment	4,172,610	3,888,599
Building	66,205,800	62,241,609
Less: Accumulated depreciation	(10,436,323)	(8,879,553)
Net	$60,964,412	$58,139,771

Depreciation expense for the three months ended June 30, 2008 and 2007 was $535,773 and $378,920, respectively.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,071,545 and $757,839, respectively.

NOTE 7.    INTANGIBLE ASSETS

The Company’s five shopping mall subsidiaries under TRBT are located in Taiyuan City, Shanxi Province, People’s Republic of China.  At November, 2005, the five subsidiaries acquired the right to use the land from the Haozhuang Village government.  Per the People's Republic of China's governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of 36 to 50 years.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	2008	2007
Rights to use land	$11,439,618	$10,756,652
Less Accumulated amortization	(612,042)	(467,935)
	$10,827,576	10288717

Amortization expense for the Company’s intangible assets for the three months ended June 30, 2008 and 2007 was $55,401 and $55,568, respectively.  Amortization expense for the six months ended June 30, 2008 and 2007 was $110,768 and $111,136, respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

June 30,
2009	$241,004
2010	241,004
2011	241,004
2012	241,004
2013 and thereafter	9,863,559
$10,827,575

NOTE 8.    CONSTRUCTION PAYABLE

As of June 30, 2008 and December 31, 2007, construction payable amounted to $2,501,774 and $3,095,639, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

NOTE 9.    LOANS PAYABLE

As of June 30, 2008 and December 31, 2007 loans payable consists the following:

	2008		2007
	Amount	Annual Interest Rate	Amount	Annual Interest Rate
Individuals	$2,054,403	8.37%-10.29%	$1,573,767	8.37%-10.29%
Bank	437,975	10.29%	411,263	10.29%
Related parties	1,101,246	10.29%	358,548	10.29%
Total	$3,593,624		$2,343,578

Loans payable include the following items:

Loans payables to individuals amounted to $2,054,403 and $1,573,767 at June 30, 2008 and December 31, 2007, respectively.  These loans are due to unrelated parties, due within one year, unsecured, and with an annual interest rate of 8.37%-10.29%.

Loans payable to related parties amounted to $1,101,246 and $358,548 at June 30, 2008 and December 31, 2007, respectively.  One of these loans in the amount of $218,988 is secured by the building of Longma Shopping Mall.  The other ones are unsecured, due within one year, with an annual interest rate of 10.29%.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Loans payable to the bank amounted to $437,975 and $411,263 at June 30, 2008 and December 31, 2007, respectively.  This loan is due within one year, unsecured, and within an annual interest rate of 10.29%.

NOTE 10.    EQUITY TRANSACTIONS

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

In October 2006, the Company issued a total of 5,000 common stock options pursuant to the Plan at an exercise price of $5.00 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these options was immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand notes. Between January and February, 2007 the Company received $8,750 in payments on the subscription receivable. The remaining $16,250 of the subscription receivable was forgiven by the Company in October 2007.

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

COMMON STOCK AND WARRANTS

The Company issued 10,000 warrants on March 13, 2006, at an exercise price of $5.00 per share as partial compensation for licensing fees. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 139%, risk-free interest rate of 4.5%, and expected warrant life of one year. The Company fair valued these warrants at $78,201. For the three months ended March 31, 2007 the Company recorded $3,856 of amortization expense associated with the warrants. The warrants expire on December 31, 2008.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In November 2006, the Company entered into a one year agreement for certain investor and public relations services. The Company issued 10,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 10,000 warrants with exercise price of $5.00 per share, 10,000 warrants with exercise price of $6.00 and 10,000 warrants with exercise price of $7.00 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of six months. The Company fair valued these warrants at $56,069. In April 2007 both parties mutually agreed to cancel the agreement and the public relation firm returned it warrants.  During the three and six months ended June 30, 2008 and 2007 the Company expensed $0 and $97,060, respectively, for the unamortized value of the agreement.

In February 2007 the Company issued 2,000 shares of common stock for cash proceeds of $10,000 to an investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 5,000 shares of common stock with a fair value of $25,000 on the date of issuance to an employee for services. The Company amortized the value over the one year term of the employee’s employment agreement. In May 2007 the Company agreed to issue the employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employment in June 2007 and has not issued the employee the common stock. Management has asserted that the employee did not perform services to earn the common stock. During the three months ended June 30, 2008 and 2007, the Company expensed $0 and $21,250, respectively, for the unamortized value of the common stock received. During the six months ended June 30, 2008 and 2007, the Company expensed $0 and $25,000, respectively.

In March 2007, the Company issued 2,000 shares of common stock with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007, the Company issued 1,000 shares of common stock with a fair value of $4,000 on the date of issuance to a consultant for services.

On May 7, 2008, the Company completed the reverse acquisition of TRBT pursuant to the Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) among CGDI, TRBT, and each of the equity owners of TRBT (“TRBT Shareholders”). Pursuant to the Exchange Agreement, CGDI issued 31,500,000 shares of its common stock, representing 97.3% of CGDI's issued and outstanding common stock immediately following the acquisition and 1,400,000 warrants exercisable at the rate of one warrant for one common share at a price of $0.5 per share, in exchange of 80% equity interest in TRBT. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 0%, volatility 157.56%, risk-free interest rate of 1.57%, and expected warrant life of twelve months. The Company fair valued these warrants at $689,347.

In May 2008, in consideration for services provided, the Company issued to Mirador Consulting 500,000 warrants exercisable at the rate of one warrant for one share of its common stock at a price of $1.00 per share expiring on November 5, 2008.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 0%, volatility 157.56%, risk-free interest rate of 1.57%, and expected warrant life of twelve months. The Company fair valued these warrants at $191,138.

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In June 2008, the Company issued 2,590,934 shares of common stock for the settlement of the $200,000 convertible debenture previously issued on August 24, 2004 with interest accrued at 10% per annum amounting to $91,767.

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

NOTE 11.    RELATED PARTY TRANSACTIONS

The parties primarily refer to the original shareholders of TRBT and entities related through one common shareholder, who is also a majority shareholder in all the related entities.

Other receivables from related parties amounted to $144,585 and $92,634 as of June 30, 2008 and December 31, 2007, respectively.

Notes receivable from related party amounted to $155,533 and $137,088 as of June 30, 2008 and December 31, 2007, respectively.  Interest receivable associated with the notes amounted to $9,160 as of June 30, 2008 and December 31, 2007.

Loans from related parties amounted to $1,101,246 and $358,548 as of June 30, 2008 and December 31, 2007, respectively.  Interest rates ranged from 8.37% to 10.29% per annum.  All loans mature within one year.  One of these loans in the amount of $205,632 was collateralized by the building of Longma Shopping Mall.

NOTE 12.    INCOME TAX

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008 and December 31, 2007.  Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2008 and 2007:

	2008	2007
U.S. Current Income Tax Expense
Federal	$-	$-
State	-	-
	$-	$-

PRC Current Income Tax Expense	43,069	30,863

Total Provision for Income Tax	$43,069	$30,863

CHINA GROWTH DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2008 and 2007:

	2008	2007
Tax expense (credit) at statutory rate – Federal	34%	-
State tax expense net of federal taxes	6%	-
Valuation allowance	(40%)	-
Foreign income tax – PRC	25%	33%
Net effect of non-taxable income/non-deductible expenses	(23.4%)	(31.83%)
Effective tax rate	1.6%	1.17%

United States of America

The Company has significant income tax net operating losses carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at June 30, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2008.

People’s Republic of China (PRC)

Under the Enterprise Income Tax (“EIT”) of the PRC, prior to 2007, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% statutory income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.    Beginning January 1, 2008, the new EIT law has replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”).  The new standard EIT rate of 25% will replace the 33% rate previously applicable to both DES and FIEs.  The two year tax exemption, six year 50% tax reduction and tax holiday for production-oriented FIEs will be eliminated.  The Company is currently evaluating the effect of the new EIT law on its financial position.

The following table sets forth the significant components of the provision for income taxes for operation in PRC for the six months ended June 30, 2008 and 2007:

	2008	2007
Net taxable income	$172,276	$93,524
Provision for income taxes at 25% and 33%, respectively	$43,069	$30,863

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Current Report on Form 8-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Current Report on Form 8-K.

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

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

▪        Ability to successfully acquire new shopping malls and increase foot traffic to these locations;
▪        Continue to attract consumers to our shopping malls; and
▪        Attract profitable retailers to lease space in our shopping malls; and
▪        Continue to keep a low debt to asset ratio.

In addition, the following “global” factor will have an affect on our financial performance:

▪        Growth of the Economy in China

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

CHINA GROWTH DEVELOPMENT, INC. (f/k/a Teeka Tan Products, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30
	2008	2007

NET REVENUE
Net revenue	$3,738,624	$3,459,975

Cost of revenue	36,361	-

Gross Profit	3,702,263	3,459,975

General, selling and administrative expenses	2,548,397	1,708,276

Operating income	1,153,866	1,751,699

Non-operating income (expenses)
Interest income	1,494	-
Interest expense	(72,679)	(221,931)
Other expense	(80,982)	-
Total non-operating expenses	(152,167)	(221,931)

Income before provision for income tax	1,001,699	1,529,768

Provision for income tax	22,534	17,898

Net income before minority interest	979,165	1,511,870

Minority interest	568,817	357,886

Net income	$410,348	$1,153,983

Net Revenue:

Net revenue increased by US$278,649 from US$3,459,975 for the three months ended June 30, 2007 to US$3,738,624 for the three months ended June 30, 2008.

Operating expenses:

Operating expenses increased by US$840,121 from US$1,708,276 for the three months ended June 30, 2007 to US$2,548,397 for the three months ended June 30, 2008.

Income from operations:

Income from operations decreased by US$597,833 from US$1,751,699 for the three months ended June 30, 2007 to US$1,153,866 for the three months ended June 30, 2008.

Net Income Before Income Taxes:

Net Income before Income Taxes was US$1,511,870 for the three months ended June 30, 2007 and US$979,165 for the three months ended June 30, 2008.

Net Income:

Net income was US$1,153,983 for the three months ended June 30, 2007, compared to US$410,348 for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In 2008, we intend to continue to work to expand our presence in the commercial real estate market, including the acquisition of another shopping mall.

To the extent we are successful in growing our business, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

2008 – 2009 Outlook

Over the course of the next few years, we intend to grow and expand our commercial real estate business.  We expect to acquire an additional 3 shopping centers within the next two years.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.  In addition, TRBT expects to complete the acquisition of development rights to 3,000 square metric units of prime commercial land.

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

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH DEVELOPMENT, INC.

Date: August 20, 2008	By:	/s/ Sam Liu
Chief Executive Officer
Chief Financial Officer