Form 10-Q
period 2008-09-30
CHINA GROWTH DEVELOPMENT, INC.
filed 2008-11-19
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 18, 2008:   34,970,007 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$2,354,871	$1,184,621
Other receivables, net	45,924	8,947
Other receivables from related party	216,753	92,634
Interest receivables from related parties	9,741	9,160
Notes receivable from related party	145,792	137,088
Prepaid expenses	-	22,179
Advances to suppliers	11,685,044	10,885,969
Assets from discontinued operations	46,280	-

Total Current Assets	14,504,405	12,340,598

Fixed assets, net	61,050,812	58,139,771

Intangible assets, net	10,770,378	10,288,717

Total Assets	$86,325,595	$80,769,086

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$97,466	$205,627
Loans payable	1,960,899	1,985,030
Loans payable to related parties	512,526	358,548
Advance from Customers	278,143	-
Construction payable	2,738,064	3,095,639
Income tax payable	346,117	229,343
Other payable	764,754	495,774
Deferred revenue - current	10,149,842	9,530,814
Liabilities from discontinued operations	75,634	-

Total Current Liabilities	16,923,444	15,900,775

Deferred revenue - non-current	25,724,975	29,501,367

Total Liabilities	42,648,419	45,402,142

Minority interest	15,934,462	7,159,250

Stockholders' Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
34,970,007 and 31,500,000 shares issued and outstanding	3,497	3,150
Additional paid-in capital	5,914,536	9,131,176
Other comprehensive income	4,433,889	1,958,238
Retained earnings	17,390,792	17,115,130

Total Stockholders' Equity	27,742,714	28,207,694

Total Liabilities and Stockholders' Equity	$86,325,595	$80,769,086

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenue	$4,422,398	$3,601,977	$11,789,732	$9,797,877

General, selling and administrative expenses	2,037,041	2,223,198	6,333,042	5,646,011

Operating income	2,385,356	1,378,779	5,456,690	4,151,866

Non-operating income (expenses)
Interest income	1,714	63,473	5,180	67,187
Interest expense	(53,747)	(29,249)	(226,364)	(168,220)
Other expense	(35,133)	(143,907)	(136,681)	(143,907)
Total non-operating expenses	(87,167)	(109,683)	(357,866)	(244,940)

Income before provision for income tax	2,298,189	1,269,096	5,098,824	3,906,926

Provision for income tax	26,872	14,848	69,941	45,711

Net income before minority interest	2,271,317	1,254,248	5,028,883	3,861,215

Minority interest	886,392	296,902	2,319,339	914,015

Net income from continuing operations	1,384,925	957,346	2,709,544	2,947,200

Loss from discontinued operations	-	-	(87,064)	-

Net income	$1,384,925	$957,346	$2,622,480	$2,947,200

Weighted average number of common shares:
Outstanding, basic and diluted	34,970,007	31,500,000	33,018,023	31,500,000

Net earnings per share from continuing operations	$0.04	$0.03	$0.08	$0.09
Net loss per share from discontinued operations	$-	$-	$-	$-
Basic & diluted earnings per share	$0.04	$0.03	$0.08	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,622,480	$2,947,200
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,791,574	1,307,132
Minority interest	2,319,339	914,015
Warrants issued for compensation	191,138	-
Warrants issued in reverse acquisition	689,347	-
Loss from discontinued operations	87,064	-
Decrease (increase) in current assets:
Other receivable	(44,557)	(78,634)
Other receivable from related parties	(114,717)	-
Interest receivable from related parties	-	3,658
Advances to suppliers	(104,688)	632,632
Prepaid expenses	22,885	141,644
Increase (decrease) in liabilities:
Construction payable	(537,629)	(932,081)
Other payable	230,432	1,212,219
Advance from customers	269,863	420,587
Tax payable	99,170	802,351
Accrued expense	(117,609)	30,725
Deferred revenue	(5,467,843)	(3,738,006)
Net cash used in discontinued operations	(3,893)	-

Net cash provided by operating activities	1,932,355	3,663,442

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on reverse acquisition	3,742	-
Acquisition of property & equipment	(867,933)	(4,046,418)
Proceeds from loan receivables from employees	9,232	-
Proceeds from loan receivables from related parties	-	56,722
Proceeds from loan receivables from others	-	82,474

Net cash used in investing activities	(854,959)	(3,907,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	127,307	4,227
Repayments of short-term loan	(145,695)	(1,201,538)
Proceeds from long-term debt	-	1,100,975
Net cash provided by discontinued operations	3,531	-

Net cash used in financing activities	(14,858)	(96,337)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	107,711	58,867

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	1,170,250	(281,249)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,184,621	1,676,718

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,354,871	$1,395,468

SUPPLEMENTAL DISCLOSURES:
Interest paid	$226,364	$168,220
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

China Growth Development, Inc. (“CGDI”, or “the Company”), formerly known as Teeka Tan Products, Inc., is a Delaware corporation that was initially engaged in the business of marketing and retailing a broad line of high quality value-priced sun care products in Florida through its wholly owned subsidiary, Teeka Tan, Inc.  CGDI was incorporated under the laws of the State of Delaware in April 2002, under the name IHealth, Inc.  In December 2005, Ihealth, Inc. changed its name to Teeka Tan Products, Inc.  On December 13, 2007, Teeka Tan Products, Inc. changed its name to China Growth Development, Inc.

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

In December 2005, TRBT, which is related to Taiyuan Clothing City Group (“TCCG”) through common ownership, was incorporated.  In December 2005, TRBT acquired all the shares owned by TCCG for the five shopping malls.  All five shopping malls are located in Taiyuan City, Shanxi Province, China.  TRBT leases each shopping mall booth to commercial tenants conducting business in retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Given that TRBT is considered to have acquired CGDI in the reverse acquisition effective May 7, 2008, and that its capital contributors currently have voting control of CGDI, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2008 and December 31, 2007, and the operations for the three months and nine months ended September 30, 2008, and 2007, of TRBT and its subsidiaries under the name of CGDI. The reverse acquisition has been recorded as a recapitalization of CGDI, with the consolidated net assets of TRBT and its subsidiaries, and net assets CGDI brought forward at their historical bases. The costs associated with the reverse acquisition have been expensed as incurred.

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

As of September 30, 2008 and December 31, 2007, current deferred revenue was $10,149,842 and $9,530,814, whereas non-current deferred revenue was $25,724,975 and $29,501,367, respectively.

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

Property and equipment

Machinery and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of automobiles is provided using the straight-line method over 5 to 20 years. Depreciation of furniture is provided using the straight-line method over 5 to 10 years. Depreciation of machinery and equipments is provided using the straight-line method over 3 to 30 years. Depreciation of building is provided using the straight-line method over 30 to 40 years.

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. As of September 30, 2008 and December 31, 2007 the Company had common stock warrants that would have converted into 1,930,000 and 30,000 shares of common stock, respectively. The terms of the stock warrants allow the shares to be converted at a conversion price ranging from $0.50 to $7.00 per share, which was above the average closing price of the Company’s stock during the year 2008. As such, it is more likely that the warrants would not be converted, which had no dilutive effect to the earnings per share.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007.  FIN 48 was issued to clarify the requirements of SFAS 109 relating to the recognition of income tax benefits.  FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain.  The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

●
Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed; and

●
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

NOTE 4.	ADVANCES TO SUPPLIERS

Advances to suppliers amounted to $11,685,044 and $10,885,969 as of September 30, 2008 and December 31, 2007, respectively.  The advances mainly included payments made to purchase a building under an agreement.  The title of the building is in the process of transfer to the Company.

NOTE 5.	PROPERTY AND EQUIPMENT

At September 30, 2008 and December 31, 2007, the following were the details of the property and equipment:

	September 30, 2008	December 31, 2007

Automobiles	$1,022,325	$889,116
Machinery & equipment	4,168,861	3,888,599
Building	66,193,472	62,241,609
Construction in progress	651,590	-
Less: Accumulated depreciation	(10,985,436)	(8,879,553)
Net	$61,050,812	$58,139,771

Depreciation expense for the three months ended September 30, 2008 and 2007 was $553,543 and $382,119, respectively.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $1,625,088 and $1,139,958 respectively.

NOTE 6.	INTANGIBLE ASSETS

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

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Rights to use land	$11,439,617	$10,756,652
Less Accumulated amortization	(669,239)	(467,935)
	$10,770,378	10288717

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2008 and 2007 was $55,685 and $56,038, respectively.  Amortization expense for the nine months ended September 30, 2008 and 2007 was $166,486 and $167,174, respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

September 30,
2009	$261,761
2010	261,761
2011	261,761
2012	261,761
2013 and thereafter	10,647,643
$11,694,687

NOTE 7.	CONSTRUCTION PAYABLE

As of September 30, 2008 and December 31, 2007, construction payable amounted to $2,738,064 and $3,095,639, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

NOTE 8.	LOANS PAYABLE

As of September 30, 2008 and December 31, 2007 loans payable consists the following:

	September 30, 2008		December 31, 2007
	Amount	Annual Interest Rate	Amount	Annual Interest Rate
Outside parties	$1,669,316	8.37%-10.29%	$1,573,767	8.37%-10.29%
Bank	291,583	10.29%	411,263	10.29%
Related parties	512,526	10.29%	358,548	10.29%
Total	$2,473,425		$2,343,578

Loans payable include the following items:

Loans payables to outside parties amounted to $1,669,316 and $1,573,767 at September 30, 2008 and December 31, 2007, respectively.  These loans are due to unrelated parties, due within one year, unsecured, and with an annual interest rate of 8.37% - 10.29%.

Loans payable to related parties amounted to $512,526 and $358,548 at September 30, 2008 and December 31, 2007, respectively.  One of these loans in the amount of $218,988 is secured by the building of Longma Shopping Mall.  The other ones are unsecured, due within one year, with an annual interest rate of 10.29%.

Loans payable to the bank amounted to $291,583 and $411,263 at September 30, 2008 and December 31, 2007, respectively.  This loan is due within one year, unsecured, and within an annual interest rate of 10.29%.

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

In October 2006, the Company issued a total of 5,000 common stock options pursuant to the Plan at an exercise price of $5.00 per share as compensation to an employee. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 155%, risk-free interest rate of 5.1%, and expected warrant life of three months. The value of these options was immaterial. The Company received a $35,000, 4% demand promissory note from the employee. The Company recorded a subscription receivable in the amount of $25,000 for this demand note. Between January and February, 2007 the Company received $8,750 in payments on the subscription receivable. The remaining $16,250 of the subscription receivable was forgiven by the Company in October 2007.

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

In November 2006, the Company entered into a one year agreement for certain investor and public relations services. The Company issued 10,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 10,000 warrants with exercise price of $5.00 per share, 10,000 warrants with exercise price of $6.00 and 10,000 warrants with exercise price of $7.00 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of nine months. The Company fair valued these warrants at $56,069. In April 2007 both parties mutually agreed to cancel the agreement and the public relation firm returned it warrants.  During the three and nine months ended September 30, 2008 and 2007, the Company expensed $0 and $97,060, respectively, for the unamortized value of the agreement.

In February 2007 the Company issued 2,000 shares of common stock for cash proceeds of $10,000 to an investor.

In March 2007 two executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 5,000 shares of common stock with a fair value of $25,000 on the date of issuance to an employee for services. The Company amortized the value over the one year term of the employee’s employment agreement. In May 2007 the Company agreed to issue the employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employment in June 2007 and has not issued the employee the common stock. Management has asserted that the employee did not perform services to earn the common stock. During the nine months ended September 30, 2008 and 2007, the Company expensed $0 and $21,250, respectively, for the unamortized value of the common stock received.

In March 2007, the Company issued 2,000 shares of common stock with a fair value of $10,000 on the date of issuance to a consultant for services.

In March 2007, the Company issued 1,000 shares of common stock with a fair value of $4,000 on the date of issuance to a consultant for services.

In July 2007, the Company issued 2,000 shares of common stock with a fair value of $5,600 on the date of issuance to a consultant for services.

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

Other receivables from related parties amounted to $216,753 and $92,634 as of September 30, 2008 and December 31, 2007, respectively.

Notes receivable from related party amounted to $145,792 and $137,088 as of September 30, 2008 and December 31, 2007, respectively.  Interest receivable associated with the notes amounted to $9,741 and $9,160 as of September 30, 2008 and December 31, 2007, respectively.

Loans from related parties amounted to $512,526 and $358,548 as of September 30, 2008 and December 31, 2007, respectively.  Interest rates ranged from 8.37% to 10.29% per annum.  All loans mature within one year.  One of these loans in the amount of $218,988 was collateralized by the building of Longma Shopping Mall.

NOTE 11.	DISCONTINUED OPERATIONS

During the third quarter of 2008, the Company planned to exit the business of marketing and retailing sun care products operated in Florida.  On September 1, 2008, the Board of Directors of the Company decided and approved a resolution to discontinue the operations the sun care product business.  The Company intends to dispose all assets and settle all liabilities of the discontinued operation in the next twelve-month period.

The following summarizes the results of discontinued operations for the nine months ended September 30, 2008:

Net revenue	$70,162
Costs and expenses	157,226

Net loss from discontinued operations	$(87,064)

As of September 30, 2008, the Company’s assets and liabilities relating to discontinued operations were as follows:

Current assets	$43,247
Fixed assets, net	3,033
Current liabilities	(75,634)

Net liabilities of discontinued operations	$(29,354)

NOTE 12.	INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008 and December 31, 2007.  Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2008 and 2007:

	2008	2007
U.S. Current Income Tax Expense
Federal	$-	$-
State	-	-
	-	-

PRC Current Income Tax Expense	69,941	45,711

Total Provision for Income Tax	$69,941	$45,711

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2008 and 2007:

	2008	2007
Federal tax at statutory rate	34%	-
State tax net of federal taxes	6%	-
Valuation allowance	(40%)	-
Foreign income tax – PRC	25%	33%
Net effect of non-taxable income/non-deductible expenses	(23.63%)	(31.83%)
Effective tax rate	1.37%	1.17%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at September 30, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of September 30, 2008.

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

The following table sets forth the significant components of the provision for income taxes for operation in PRC for the nine months ended September 30, 2008 and 2007:

	2008	2007
Net taxable income	$279,764	$138,518
Provision for income taxes at 25% and 33%, respectively	$69,941	$45,711

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

CHINA GROWTH DEVELOPMENT, INC. (f/k/a Teeka Tan Products, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30
	2008	2007

Net revenue	$4,422,398	$3,601,977

General, selling and administrative expenses	2,037,041	2,223,198

Operating income	2,385,356	1,378,779

Non-operating income (expenses)
Interest income	1,714	63,473
Other income	-	-
Interest expense	(53,747)	(29,249)
Other expense	(35,133)	(143,907)
Total non-operating expenses	(87,167)	(109,683)

Income before provision for income tax	2,298,189	1,269,096

Provision for income tax	26,872	14,848

Net income before minority interest	2,271,317	1,254,248

Minority interest	886,392	296,902

Net income	$1,384,925	$957,346

Net Revenue:

Net revenue increased by US$820,421 from US$3,601,977 for the three months ended September 30, 2007 to US$4,422,398 for the three months ended September 30, 2008.

Operating expenses:

Operating expenses decreased by US$186,157 from US$2,037,041 for the three months ended September 30, 2007 to US$2,223,198 for the three months ended September 30, 2008.

Income from operations:

Income from operations improved by US$1,006,577 from US$1,378,779 for the three months ended September 30, 2007 to US$2,385,356 for the three months ended September 30, 2008.

Net Income Before Income Taxes:

Net Income before Income Taxes was US$1,269,096 for the three months ended September 30, 2007 and US$2,298,189 for the three months ended September 30, 2008.

Net Income:

Net income was US$957,346 for the three months ended September 30, 2007, compared to US$1,384,925 for the three months ended September 30, 2008.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Sam Liu, our Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Liu concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

-21

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

Item 6.      Exhibits and Reports of Form 8-K.

                  (a)           Exhibits

                                  31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

                  (b)           Reports of Form 8-K

                                  On November 10, 2008 we filed an 8-K disclosing the changes in registrant's certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GROWTH DEVELOPMENT, INC.

Date: November 18, 2008	By:	/s/ Sam Liu
Chief Operating Officer