Form 10-K
period 2008-12-31
CHINA GROWTH DEVELOPMENT, INC.
filed 2009-05-18
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-109458

CHINA GROWTH DEVELOPMENT, INC.
(Exact name of issuer as specified in its charter)

Delaware	13-4204191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5499 North Federal Highway, Suite D, Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 989-3600

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, $.0001.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 based on a closing price of $0.12 was approximately $4,196,401

As of May 18, 2009, the registrant had 34,970,007 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

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

The company was formed in 2002 and during fiscal 2002 and fiscal 2003 our activities were primarily limited to development of our business plan, launching our TeekaTan product line, and development of our marketing model. We began to report revenues during the last part of fiscal 2003 from sales of our TeekaTan sun care products and exited development stage operations at the end of fiscal 2003. In February 2006, we entered into an agreement to distribute Safe Sea Jellyfish Sting Protective Lotion, which is marketed by its manufacturer as the world's only patented lotion that helps prevent against the stinging of most Jellyfish, Man-o-war, Sea Lice, Sea Nettle and Fire Corals. Under the initial terms of the agreement we had the exclusive right to distribute Safe Sea in the retail consumer markets in the United States, the Caribbean and Mexico for a period of five years. During the first quarter of fiscal 2007 at our request the terms of the agreement were amended to provide that it is non-exclusive and certain minimum quantity purchase requirements and obligation to spend marketing funds were cancelled. While our total sales have increased as a result of sales of the Safe Sea Jellyfish Sting Protective Lotion, we believe that the number of legacy sales were not sufficient to justify the additional financial commitments we made at the onset of the relationship.

In September 2007 we announced that we had had signed a letter of intent to acquire the Taiyuan Rongan Business Trading Company ("Taiyuan Rongan"), located in Taiyuan, Shanxi Province, China, in a stock for stock exchange. Taiyuan Rongan operates seven shopping malls in the city of Taiyuan, China, of which it has 76% ownership. On November 12, 2007 we entered into a Stock for Stock Equivalent Exchange Agreement and Plan with Taiyuan Rongan and all of its current capital contributors (the "Taiyuan Rongan Shareholders") pursuant to which at closing the Taiyuan Rongan Shareholders will assign 80% of the 100% of capital contributions in Taiyuan Rongan to our company in exchange for an aggregate of 31,500,000 shares of our common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $0.50 per share, both giving effect to the reverse stock split described below.

During the third quarter of 2008, the Company planned to exit the business of marketing and retailing sun care products operated at Teeka Tan, Inc. in Florida.  On September 1, 2008, the Board of Directors of the Company decided and approved a resolution to discontinue such operations of the sun care product business.  The Company intends to dispose all assets and settle all liabilities of the discontinued operation in the next twelve-month period.

On March 18, 2009, the Company entered into an Agreement of Assumption and Release with Brian S. John and Richard S. Miller, two former officers of the Company, to transfer all assets of Teeka Tan, Inc. to these two individuals, who have agreed to assume all liabilities relating to Teeka Tan, Inc., including, but not necessarily limited to, all amounts payable by the Company with respect to Teeka Tan, Inc. or all obligations, whether past, present or future of the Company with respect to Teeka Tan, Inc.  A Bill of Sale was also signed on March 18, 2009 between the Company and the two individuals, and executed on the same day.

BUSINESS DEVELOPMENT OF TRBT

Overview

TRBT is a company formed under the laws of the People’s Republic of China.  TRBT acquired all the capital contributions of Taiyuan Clothing Group Company Limited which has a 76.1% ownership interest in five subsidiaries which manage and operate seven shopping malls located in the Chaoyang Street area in the city of Taiyuan, Shanxi Province, China.

Business

TRBT is a real estate developer based in Taiyuan, Shanxi, China that owns and manages commercial space valued at more than US$60 million.  TRBT is engaged in the business of leasing units in shopping malls to commercial tenants for retail, wholesale and distribution of clothes, shoes, cosmetics, beddings and other consumer products.

THE MERGER

On November 12, 2007, we entered into a Stock for Stock Equivalent Exchange Agreement and Plan (the “Exchange Agreement”) with Taiyuan Rongan Business Trading Company, Limited, a company formed under the laws of the Peoples Republic of China (“TRBT”) and each of the equity owners of TRBT (the “TRBT Shareholders”).  The closing of the transaction took place on May 7, 2008 (the “Closing Date”) and resulted in the acquisition of TRBT (the “Acquisition”).  Pursuant to the terms of the Exchange Agreement, we acquired eighty percent (80%) of the outstanding capital contributions in TRBT (the “Interests”) from TRBT and the TRBT Shareholders.  As consideration for the interests, we issued and transferred an aggregate of 31,500,000 shares, or 90% of the Company’s common stock.

As a condition precedent to closing we undertook a one for one hundred (1:100) reverse stock split of our outstanding common stock and TRBT received and delivered documentation of the approvals for the transaction from the various divisions of the Chinese government.  The Company approved the reverse stock split on December 13, 2007 and it was announced and effective on December 13, 2007.  TRBT received approval from the Chinese government to enter into the transaction in January 2008.  In addition, it is a condition of closing of the agreement that an outstanding $200,000 principal amount convertible promissory note be satisfied prior to closing by issuing 2,590,934 shares of our common stock (post-split).  In anticipation of the closing, Messrs. Brian John and Richard A. Miller, our executive officers and directors, have terminated their employment agreements and forgiven all accrued but unpaid compensation due each of them. The closing of the agreement is also subject to customary closing conditions. At closing, our executive officers and directors will resign and executive officers and directors designated by TRBT will be elected. Additionally, we will also issue Mirador Consulting, an affiliate of Messrs. John and Miller, a one year common stock purchase warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

PRINCIPAL PRODUCTS

TRBT’s principle product is its shopping malls.  TRBT owns and operates five shopping malls which it leases out space to other businesses.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

TRBT leases its real estate holdings by operating its own leasing work force, who have offices in the relevant shopping malls.  Because of the dominance and desirability of these properties in the local commercial leasing market, TRBT does not usually advertise its mall space for rent.  Instead, when there are vacancies, TRBT would access its files on a standby list of potential lessees who have expressed interest in space available.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that our company will grow over the next few years.  Currently, we own and operate six (6) shopping malls in the City of Taiyuan, in Shanxi Province of China.  Taiyuan West City (Xicheng) Shopping Mall – Phase II has completed from construction and commenced its operation in 2008 managed by Xicheng Shopping Mall, one of the five subsidiaries of TRBT.  Taiyuan West City Shopping Mall – Phase II is a 30,000 square meter, five story shopping center which includes 21,000 square meters of commercial space for retail stores.  Although TRBT has not announced any new shopping malls, we do expect to acquire at least two more shopping centers within the next three (3) years.

Specifically, in the near future, we expect to break ground on the following projects: Taiyuan Royal City Shopping Mall, Phase II.  Taiyuan Royal City Shopping Mall, Phase II will be a 40,000 square meter, six story shopping center which will include 28,000 square meters of commercial space for retail stores.

Chinese government policy is in favor of the growth of retail shops in Shanxi Province because it will greatly stimulate the economic growth of the region.  TRBT intends to fund the new project by internal cash flow and, depending on management’s assessment of available financing, a combination of bank financing, government policy subsidies, outside private investors or additional equity raised through public offerings.

INDUSTRY AND COMPETITIVE FACTORS

The commercial real estate industry in China is experiencing significant growth. However, new competitors are entering these industries at a record pace. Competition is increasing and it is beginning to become difficult to gain market share and grow. As more companies begin to emerge and try to gain market share from the already established businesses, there are certain factors that we believe will be critical for our growth:

•	Location: our shopping malls are in prime locations where it provides consumers easy access;

•	Strong Management Team: our management has exceptional experience in the commercial real estate market and is driven to grow TRBT;

•	Innovative Rent Payment Strategy: TRBT offers its tenants innovative payment options and is able to maximize lease payments and reduce its debt levels and accounts receivables; and

•	Access to Exclusive Land Banks: through the contacts of its management, TRBT expects to be able to acquire popular and profitable land for future shopping malls.

OUR INTELLECTUAL PROPERTY

The Company does not nor does it intend to own any patents or have any of its products or services patented.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

TRBT is involved in the commercial real estate market and, as such, does not have significant research and development activities. Any research and/or development that the Company worked on over the prior two fiscal years has been in connection with analyzing market trends and valuing potential shopping malls in anticipation of possible acquisitions. The Company did not spend significant money or resources on research and development during the prior two fiscal years.

COMPLIANCE WITH ENVIRONMENTAL LAW

We comply with the Environmental Protection Law of PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Employees

As of the Closing Date, we had approximately 400 full-time employees, including 10 senior managers.  The majority of our workforce is comprised of clerical and accounting staff, mall security, maintenance staff and a leasing office staff.

ITEM 1A.       RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

 Risks Relating to Our Business

•
WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES, AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand the scope of our services in the commercial real estate market. This expansion will place a significant strain on our management and our operational, accounting, and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

•	WE CANNOT ASSURE YOU THAT OUR INTERNAL GROWTH STRATEGY WILL BE SUCCESSFUL, WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow internally through acquiring additional shopping malls in the Shanxi Province and other regions of China and increasing the productivity of our currently owned malls.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, trade and tariff barriers, unexpected costs, costs associated with marketing efforts and maintaining attractive financing rates.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

•	WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL, RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

In addition to our internal growth strategy, we have also explored the possibility of growing through strategic acquisitions.  We intend to pursue opportunities to acquire businesses in PRC that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in PRC, including state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

•	IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

•	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Aizhong An, Tianming Wang, Jiming Zhu, Renyu Zhang, Junhui and Fuxi Chen.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

•	WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never paid any dividends and have not declared any dividends to date in 2007.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

•	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Our executive managers, through their common stock ownership, currently have majority voting power.  As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

•	WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

•
WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR COMMON STOCK AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. While we will not be subject to these requirements for the fiscal year ended December 31, 2008, we will be subject to these requirements beginning January 1, 2009.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

•	WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Risks Relating to the People's Republic of China

Our business operations take place primarily in China.  Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

•	LIMITATIONS ON CHINESE ECONOMIC MARKET REFORMS MAY DISCOURAGE FOREIGN INVESTMENT IN CHINESE BUSINESSES.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China.  The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China.  Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

•	ANY CHANGE IN POLICY BY THE CHINESE GOVERNMENT COULD ADVERSELY AFFECT INVESTMENTS IN CHINESE BUSINESSES.

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China.  Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government’s ability to continue with its reform.

•	WE FACE ECONOMIC RISKS IN DOING BUSINESS IN CHINA.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies.  It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency.  Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity.  In 1993, the Constitution of China was amended to reinforce such economic reforms.  The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces.  For example, in 1999, the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy.  However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed.  Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

•	THE CHINESE LEGAL AND JUDICIAL SYSTEM MAY NEGATIVELY IMPACT FOREIGN INVESTORS.

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China’s accounting laws require that an annual “statutory audit” be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

•	CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

•	THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

•
THE APPROVAL OF THE CHINESE SECURITIES REGULATORY COMMISSION (“CRSC”) MAY BE REQUIRED IN CONNECTION WITH THIS OFFERING UNDER A RECENTLY ADOPTED PRC REGULATION; SINCE THIS OFFERING DID NOT COMMENCE PRIOR TO THE EFFECTIVE DATE OF THE REGULATION, WE MAY BE REQUIRED TO OBTAIN CRSC APPROVAL FOR THIS OFFERING AND WE CAN NOT CURRENTLY PREDICT THE CONSEQUENCES OF ANY FAILURE TO OBTAIN SUCH APPROVAL.

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a regulation that became effective on September 8, 2006. This regulation, among other things, purports to require offshore special purpose vehicles, or SPVs, formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

 While the application of this new regulation is not yet clear, we believe, based on the advice of our PRC counsel, that CSRC approval is not required in this transaction because the Company does not control the Chinese operating entities. They strictly have contractual arrangements with the Chinese companies. Although the CSRC is expected to promulgate formal implementing rules and/or regulations and possibly other clarifications, the procedures, criteria and timing for obtaining any required CSRC approval have not been established and it is unclear when these will be established. Since this offering did not commence prior to the effective date of the regulation and our shares of common stock did not commence trading prior to the effective date of the regulation, if the CSRC determines that the Company exercises control over the Chinese operating entities, we may be required to obtain CSRC approval for this offering and we cannot currently predict the criteria, timing or procedures for obtaining the CSRC approval or the consequences of any failure to obtain such approval.

•
RECENT PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PERSONAL LIABILITY AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Our current beneficial owners who are PRC residents have registered with the local SAFE branch as required under the SAFE notice. The failure of these beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

Other Risks

•	CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi (“RMB”) into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

 Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As a result, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. As our operations are primarily in PRC, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against it in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition. Our operating companies are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

•	IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

•	WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES WHICH WILL NEGATIVELY AFFECT THE COSTS OF OUR PRODUCTS SOLD AND THE VALUE OF OUR LOCAL CURRENCY PROFITS.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than PRC at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

•	SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing foreign invested enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

•
OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

•	WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

•
SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADEABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A substantial majority of our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more and such owner has not been an affiliate for the 90 day period prior to sale. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

ITEM 2.         DESCRIPTION OF PROPERTY.

TRBT currently owns majority interests in five wholesale and retail shopping malls located in the Chaoyang Street  district in the city of Taiyuan, Shanxi Province, China.  TRBT maintains onsite management in each of the shopping centers:

1)
Yudu Minpin Shopping Mall (“Yudu”): is located on West Chaoyang Street.  The property is a five story building with total space of 14,000 square meters.  It has 500 commercial tenants engaged in the retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc.  Yudu started its business in October 1996 and has been profitable since its inception.  Yudu was voted one of the “Most Trusted Markets” in Shanxi Province by the Provincial Consumer Union and the Best Business Bureau every year since 2001.

2)
Jingpin Clothin City (“Jingpin”):  is located on West Chaoyang Street.  It is a five story building with 7,000 total square footage and 500 commercial tenants engaged in the retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc.  Jingpin started its business in December 193 and has been voted the “Most Trusted Markets” in Shanxi Province by the Provincial Consumer Union and the Best Business Bureau every year since 2001.

3)
Longma Shopping Mall (“Longma”):  is located on Chaoyang Street.  The property is a five story building with a total space of 17,000 square meters and 260 commercial tenants engaged in the retail and wholesale of brand name clothing and apparel.  Longma began operations in October 2003 and has been profitable since inception and has also been voted one of the “Most Trusted Markets” in Shanxi province by the Provincial Consumer Union and the Best Business Bureau every year since 2001.

4)
XinDongCheng Clothing Distribution Mall (“XinDongCheng”):  is on Hao Zhuang Main Street which is adjacent to Chaoyang Street.  XinDongCheng is a five story building consisting of 48,000 square meters of space and an additional 11,600 square meters of basement space.  The property has 800 commercial tenants engaged in the retail of clothing and footwear.  Consumers have easy access to the stores at XinDongCheng because of its close proximity to the railroad station and parking for over 100 buses and trucks.  It is an ideal location for distribution centers in the region.

5)
Taiyuan Clothing City (“ClothingCity”):  is centrally located on Chaoyang Street.  It is a six story building with 43,000 square meters of space.  It houses about 1,600 commercial tenants engaged in the retail, wholesale and distribution of clothes, shoes, cosmetics, beddings, etc.  ClothingCity began operations in 1992.  It is one of the largest clothing retail and distribution centers in Shanxi Province.  It is the most popular shopping center in Taiyuan city, and averages about 100,000 visitors daily.  ClothingCity was voted the “Best Market” in Taiyuan City by the City Consumer Union and the Best Business Bureau every year since 2000.  Over the years, ClothingCity has prospered despite the up and down of the market economy.  The property has been profitable since it began operations.  ClothingCity was elected by local and state governments to be honored as the elite “Excellent non-State-run Enterprise of Shanxi Province,” the “Excellent non-State-run Enterprise of Nation” and one of the “Top 100 non-State-run Enterprises of Shanxi Province.”

6)
Longma Shopping Mall West Wing (“Longma West”):  is located on Chaoyang Street.  The property is a six story building with a total space of 43,000 square meters and 400 commercial tenants engaged in the retail and wholesale of brand name clothing and apparel.  Longma West was built in 2006 and has approximately $4,000 of average yearly revenue per square meter.

7)
Taiyuan West City (Xicheng) Shopping Mall – Phase II:  is a 30,000 square meter, five story shopping center which includes 21,000 square meters of commercial space for retail stores.  Taiyuan West City (Xicheng) Shopping Mall – Phase II began operations in 2008.  According to the size and commercial units provided at Taiyuan West City (Xicheng) Shopping Mall – Phase II, as well as the rent collected in advance from commercial tenants for the entire leasing terms along with monthly management service fees to be earned, it is anticipated to generate approximately RMB 13 million gross revenue per year (equivalent to approximately $2 million).

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, having $0.0001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CGDIE."  Following the Merger, the combined Company will continue to be traded on the OTCBB.

The following table sets forth the high and low trade information for our common stock for each quarter since we began trading on February 20, 2008. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High Price	Low Price
March 31, 2008	$2.50	$.40
June 30, 2008	$1.10	$.70
September 30, 2008	$.85	$.27
December 31, 2008	$.45	$.07

Holders

As of May 18, 2009 in accordance with our transfer agent records, we had 40 record holders of our Common Stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in PRC, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from and of TRBT. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

Stock Option Grants

None.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

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

Our Business

TRBT operates six (6) shopping malls all located in the Chaoyang Street area in the city of Taiyuan, Shanxi Province, China.

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

•	Ability to successfully acquire new shopping malls and increase foot traffic to these locations;

•	Continue to attract consumers to our shopping malls; and

•	Attract profitable retailers to lease space in our shopping malls; and

•	Continue to keep a low debt to asset ratio.

In addition, the following “global” factor will have an affect on our financial performance:

•	Growth of the Economy in China

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

	For The Years Ended December 31,
	2008	2007	2008 vs. 2007

Net revenue	$16,231,601	$12,784,125	$3,447,476	27%

General, selling and administrative expenses
Impairment of intangible assets	1,415,065	-	1,415,065	N/A
Other general, selling and administrative expenses	9,534,940	6,726,211	2,808,729	42%
Total general, selling and administrative expenses	10,950,005	6,726,211	4,223,794	63%

Operating income	5,281,597	6,057,914	(776,317)	-13%

Non-operating income (expenses)
Interest income	20,542	16,789	3,753	22%
Interest expense	(240,883)	(243,721)	2,838	-1%
Other expense	(136,215)	(157,319)	21,104	-13%
Total non-operating expenses	(356,557)	(384,251)	27,694	-7%

Income from continuing operations, before tax	4,925,040	5,673,663	(748,623)	-13%

Income tax expense	1,308,997	66,375	1,242,622	1872%

Income from continuing operations, net of tax	3,616,043	5,607,288	(1,991,245)	-36%

Loss from discontinued operations	(87,064)	-	(87,064)	N/A

Net income	3,528,979	5,607,288	(2,078,309)	-37%

Net income attributable to the noncontrolling interest	1,834,447	1,340,142	494,305	37%

Net income attributable to the common stockholders	$1,694,532	$4,267,146	$(1,584,004)	-37%

Net Revenue:

Net revenue increased by $3.4 million from $12.8 million for the year ended December 31, 2007 to $16.2 million for the year ended December 31, 2008, a 27% increase.  The increase was mainly due to the new clothing shopping facility operated by Xicheng Shopping Mall completed its construction at the end of the year 2007 and commenced operations in 2008.  Rental income and management service fee income both increased accordingly.

General, selling and administrative expenses:

Total general, selling and administrative expenses increased by $4.2 million from $6.7 million for the year ended December 31, 2007 to $10.95 million for the year ended December 31, 2008, a 63% increase.  The Company issued 1,400,000 warrants fair valued at $689,347 and 500,000 warrants fair valued at $191,138 associated with the closing of reverse acquisition between CGDI and TRBT during the second quarter of 2008.  These expenses are deemed to be one-time charges.

For the year ended December, 31 2008, the Company performed an annual impairment test of intangible assets.  The Company considered both the income and market approaches in determining the implied fair value of the intangible assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the market approach which required appraisal reports from third-party appraisers or comparable market data.  As a result of this analysis, the Company concluded that the carrying amounts of intangible assets exceeded their appraised fair values and recorded an impairment charge of approximately $1.4 million for the year ended December 31, 2008.

As a result of the newly opened shopping facility operated by Xicheng Shopping Mall, depreciation expense increased by $625,216 from $1,530,146 for the year ended December 31, 2007 to $2,155,362 for the year ended December 31, 2008, a 41% increase.  Other increases include employee benefits, maintenance and repair expenses, heating expenses, and advertising expenses incurred in our operations in PRC, and the franchise taxes payable to the State of Delaware.

Income from continuing operations:

Income from operations decreased by $748,623 from $5.7 million for the year ended December 31, 2007 to $4.9 million for the year ended December 31, 2008, a 13% decrease.  The decrease was primarily derived from the higher general, selling and administrative expenses as described above, partially offset by the improved net revenue in 2008.

Income tax expense:

Income tax expense increased by $1.2 million from $66,375 for the year ended December 31, 2007 to $1.3 million for the year ended December 31, 2008.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 1.17% for 2007 to 21.91% for 2008, due to the lack of favorable tax policy being provided to the Company from local governments.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $1.3 million for the year ended December 31, 2007 and $1.8 million for the year ended December 31, 2008, an increase of $494,305 or 37%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest for the year 2007.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries for the year 2008, resulting in the increase in this account.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $4.3 million for the year ended December 31, 2007, compared to $1.7 million for the year ended December 31, 2008, a decrease of $1.6 million or 37%.  The lower net income was attributable to the increased general, selling and administrative expenses and noncontrolling interest as described above, partially offset by the increase in net revenue for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In 2009, we intend to continue to work to expand our presence in the commercial real estate market, including the acquisition of another shopping mall.

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

2008 – 2009Outlook

Over the course of the next few years, we intend to grow and expand our commercial real estate business.  We expect to acquire an additional 2 shopping centers within the next three years.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.  In addition, TRBT expects to complete the acquisition of development rights to 3,000 square metric units of prime commercial land.

PLAN OF OPERATIONS

Related Party Transactions

For a description of our related party transactions see the section of the Current Report entitled “Certain Relationships and Related Transactions.”

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

 Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R).  SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 has changed the financial statement presentation regarding non-controlling interests, but does not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Growth Development, Inc.

We have audited the accompanying consolidated balance sheet of China Growth Development, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The financial statements of China Growth Development, Inc. for the year ended December 31, 2007 were audited by other auditor whose report, dated May 2, 2008, expressed an unqualified opinion on those statements.  The other auditor has ceased operations.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Growth Development, Inc. as of December 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

KCCW Accountancy Corp.

Diamond Bar, California
May 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Mr. Aizhong An and
Shareholders of Taiyuan Rongan Business Trading Company Ltd.

We have audited the accompanying consolidated balance sheet of Taiyuan Rongan Business Trading Company Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. Taiyuan Rongan Business Trading Company Ltd. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taiyuan Rongan Business Trading Company Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

United International Accountancy Corp.

Diamond Bar, California
May 2, 2008*

*  (1) The report is a copy of the previously issued report.
(2) The predecessor auditor has not reissued the report.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$1,543,816	$1,184,621
Other receivables, net of allowance for doubtful accounts $4,397
and $74,713	657,911	8,947
Due from related parties	2,647,049	238,882
Prepaid expenses	47,188	22,179
Advances to suppliers - related party	11,741,966	10,885,969
Assets from discontinued operations	46,280	-
Total Current Assets	16,684,210	12,340,598

Fixed assets, net	69,523,011	58,139,771
Deferred tax assets	360,258	-
Intangible assets, net	9,309,481	10,288,717

Total Assets	$95,876,960	$80,769,086

Liabilities and Equity

Current Liabilities
Accounts payable and accrued expenses	$622,589	$205,627
Loans payable	4,075,344	1,985,030
Due to related parties	146,574	358,548
Construction payable	2,714,705	3,095,639
Income tax payable	1,643,045	229,343
Other payable	695,417	495,774
Deferred revenue - current	8,233,393	9,530,814
Liabilities from discontinued operations	75,634	-
Total Current Liabilities	18,206,701	15,900,775

Deferred revenue - non-current	35,299,821	29,501,367

Total Liabilities	53,506,521	45,402,142

Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
34,970,007 and 31,500,000 shares issued and outstanding	3,497	3,150
Additional paid-in capital	7,277,990	9,131,176
Other comprehensive income	2,813,503	1,958,238
Retained earnings	16,354,185	17,115,130
Total Stockholders' Equity	26,449,174	28,207,694
Noncontrolling interest	15,921,264	7,159,250
Total Equity	42,370,438	35,366,944

Total Liabilities and Equity	$95,876,960	$80,769,086

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007

Net revenue	$16,231,601	$12,784,125

General, selling and administrative expenses
Impairment of intangible assets	1,415,065	-
Other general, selling and administrative expenses	9,534,940	6,726,211
Total general, selling and administrative expenses	10,950,005	6,726,211

Operating income	5,281,597	6,057,914

Non-operating income (expenses)
Interest income	20,542	16,789
Interest expense	(240,883)	(243,721)
Other expense	(136,215)	(157,319)
Total non-operating expenses	(356,557)	(384,251)

Income from continuing operations, before tax	4,925,040	5,673,663

Income tax expense	1,308,997	66,375

Income from continuing operations, net of tax	3,616,043	5,607,288

Loss from discontinued operations	(87,064)	-

Net income	3,528,979	5,607,288

Net income attributable to the noncontrolling interest	1,834,447	1,340,142

Net income attributable to the common stockholders	$1,694,532	$4,267,146

Earnings per share - basic and diluted:
Income from continuing operations attributable to common stockholders	$0.05	$0.18
Discontinued operations attributable to common stockholders	-	-
Net income attributable to common stockholders	$0.05	$0.14
Weighted average shares outstanding, basic and diluted	33,508,686	31,500,000

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$1,781,596	$4,267,146
Loss from discontinued operations	(87,064)	-
Net income	$1,694,532	$4,267,146

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Common Stock		Additional	Other		Total Common
			Paid-in	Comprehensive	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Income	Earnings	Equity	Interest	Equity

Balance at December 31, 2006	31,500,000	$3,150	$8,662,821	$1,330,810	$12,847,984	$22,844,765	$5,622,058	$28,466,823

Capital contributions	-	-	468,355	-	-	468,355	-	468,355

Net changes in foreign currency translation adjustment	-	-	-	627,428	-	627,428	197,050	824,478

Net earnings for the year ended December 31, 2007	-	-	-	-	5,607,288	5,607,288	1,340,142	6,947,430

Balance at December 31, 2007	31,500,000	3,150	9,131,176	1,958,238	18,455,272	29,547,836	7,159,250	36,707,086

Recapitalization on reverse acquisition	879,073	88	(1,853,186)	-	(3,795,619)	(5,648,718)	6,377,995	729,278

Issuance of shares for debt settlement	2,590,934	259	-	-	-	259	-	259

Net changes in foreign currency translation adjustment	-	-	-	855,265	-	855,265	549,572	1,404,837

Net earnings for the year ended December 31, 2008	-	-	-	-	1,694,532	1,694,532	1,834,447	3,528,979

Balance at December 31, 2008	34,970,007	$3,497	$7,277,990	$2,813,503	$16,354,185	$26,449,174	$15,921,264	$42,370,438

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,694,532	$4,267,146
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	2,401,012	1,754,540
Impairment of intangible assets	1,415,065	-
Minority interest	1,834,447	1,340,142
Warrants issued for compensation	191,138	-
Warrants issued in reverse acquisition	689,347	-
Deferred tax assets	(353,766)
Bad debt expense	4,318	-
Loss from discontinued operations	87,064	-
Decrease (increase) in current assets:
Other receivable	(631,363)	153,953
Other receivable from related parties	(2,358,156)	41,097
Advances to suppliers - related party	(100,864)	-
Prepaid expenses	(23,051)	121,323
Increase (decrease) in liabilities:
Construction payable	(584,420)	(993,993)
Other payable	162,357	(196,779)
Tax payable	1,372,643	196,518
Accrued expense	398,539	(23,112)
Deferred revenue	1,767,665	5,332,693
Net cash used in discontinued operations	(3,893)	-

Net cash provided by operating activities	7,962,614	11,993,528

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on reverse acquisition	3,742	-
Acquisition of property & equipment	(9,382,843)	(13,870,587)

Net cash used in investing activities	(9,379,101)	(13,870,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from loans from related parties	(232,518)	738,314
Repayments of loans payable to others	-	(775,724)
Proceeds from short-term loans from others	1,917,762	1,330,185
Net cash provided by discontinued operations	3,531	-

Net cash provided by financing activities	1,688,775	1,292,775

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	86,908	92,187

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	359,195	(492,097)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,184,621	1,676,718

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,543,816	$1,184,621

SUPPLEMENTAL DISCLOSURES:
Interest paid	$287,221	$226,792
Income tax paid	$49,326	$98,380

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

On May 7, 2008, the reverse acquisition between CGDI and Taiyuan Rongan Business Trading Company, Limited (“TRBT”), a company incorporated under the laws of the People’s Republic of China (“PRC) was effected pursuant to the Stock for Stock Equivalent Exchange Agreement and Plan entered into by CGDI and TRBT on November 12, 2007.  All of TRBT’s existing capital contributors assigned 80% of their capital contributions in TRBT to CGDI in exchange for an aggregate of 31,500,000 shares of CGDI’s common stock and common stock purchase warrants to purchase an aggregate of 1,400,000 shares of CGDI’s common stock at an exercise price of $0.50 per share.  Upon the effectiveness of the reverse acquisition, TRBT has been in the process of preparing documents required by the various divisions of the Chinese government for approval or validation of the transaction.

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the circumstance that TRBT is considered to have acquired CGDI in the reverse acquisition effective May 7, 2008, and that its capital contributors currently have voting control of CGDI, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2008 and 2007, and the operations for the years then ended, of TRBT and its subsidiaries under the name of CGDI.  The reverse acquisition has been recorded as a recapitalization of CGDI, with the consolidated net assets of TRBT and its subsidiaries, and net assets CGDI brought forward at their historical bases.  The costs associated with the reverse acquisition have been expensed as incurred.

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

As of December 31, 2008 and 2007, current deferred revenue was $8,233,393 and $9,530,814, whereas non-current deferred revenue was $35,299,821 and $29,501,367, respectively.

Shipping and handling costs

Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in the cost of goods sold.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2008 and 2007, there was no significant impairment of its long-lived assets.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current value.  Intangible assets determined to have finite lives are amortized over their useful lives.  The Company tests intangible assets for impairment at least annually, or more frequently if events or circumstances indicate that an asset might be impaired.  An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

For the year ended December, 31 2008, the Company performed an annual impairment test of intangible assets.  The Company considered both the income and market approaches in determining the implied fair value of the intangible assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the market approach which required appraisal reports from third-party appraisers or comparable market data.  As a result of this analysis, the Company concluded that the carrying amounts of intangible assets exceeded their appraised fair values and recorded an impairment charge of approximately $1,441,032 for the year ended December 31, 2008.

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R).  SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 has changed the financial statement presentation regarding non-controlling interests, but does not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4.	ADVANCES TO SUPPLIER – RELATED PARTY

Advances to supplier amounted to $11,741,966 and $10,885,969 as of December 31, 2008 and 2007, respectively.  The advances mainly included payments made to fund a building construction through Jingpin Clothing City.  The building construction was completed in 2008 and operated under the name “Bin Bin Clothing Square”, which is owned and operated by the general manager of Jingpin Clothing City.  On December 31, 2008, Jingpin Clothing City agreed to covert the outstanding balance of advances to supplier into a business loan to Bin Bin Clothing Square with principal amount up to $11,757,990.  The loan will expire in one year, bearing no interest, and is secured by the land and building where Bin Bin Clothing Square is located and operated at.

NOTE 5.	PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, the following were the details of the property and equipment:

	December 31, 2008	December 31, 2007
Automobiles	$1,252,142	$889,116
Machinery & equipment	4,330,214	3,888,599
Building	66,548,574	62,241,609
Construction in progress	8,963,826	-
Less: Accumulated depreciation	(11,571,745)	(8,879,553)
Net	$69,523,011	$58,139,771

Depreciation expense for the years ended December 31, 2008 and 2007 was $2,155,362 and $1,530,146, respectively.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INTANGIBLE ASSETS

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

Net intangible assets at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Rights to use land	$11,500,986	$10,756,652
Less: Accumulated amortization	(750,473)	(467,935)
	10288717	10,288,717
Less: Impairment charges	(1,441,032)	-
Net intangible assets	$9,309,481	$10,288,717

Amortization expense for the Company’s intangible assets for the years ended December 31, 2008 and 2007 was $245,650 and $224,394, respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

December 31,
2009	$212,722
2010	212,722
2011	212,722
2012	212,722
2013 and thereafter	8,458,593
$9,309,481

NOTE 7.	CONSTRUCTION PAYABLE

As of December 31, 2008 and 2007, construction payable amounted to $2,714,705 and $3,095,639, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

NOTE 8.	LOANS PAYABLE

As of December 31, 2008 and 2007 loans payable consists the following:

	December 31, 2008		December 31, 2007
	Amount	Annual Interest Rate	Amount	Annual Interest Rate
Outside parties	$ 3,231,934	0%-8.37%	$ 1,573,767	8.37%-10.29%
Banks	843,410	1.05%-13.05%	411,263	10.29%
Related parties	146,574	1.50%	358,548	10.29%
Total	$ 4,221,918		$ 2,343,578

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans payable include the following items:

Loans payables to outside parties amounted to $3,231,934 and $1,573,767 at December 31, 2008 and 2007, respectively.  These loans are due to unrelated parties with various expiration dates in 2009, unsecured, and with annual interest rates of 0% - 10.29%.

Loans payable to related parties amounted to $146,574 and $358,548 at December 31, 2008 and 2007, respectively.  The balance as of December 31, 2008 was due to one related party due within one year, unsecured, with an annual interest rate of 1.5%.  The balance as of December 31, 2007 consisted of various loans, one of which was in the amount of $218,988 and secured by the building of Longma Shopping Mall.  The other ones were unsecured, due within one year, with an annual interest rate of 10.29%.

Loans payable to banks amounted to $843,410 and $411,263 at December 31, 2008 and 2007, respectively.  These loans were due within one year, unsecured, bearing annual interest rates of 1.05-13.05%.

NOTE 9.	EQUITY TRANSACTIONS

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

COMMON STOCK AND WARRANTS

In November 2006, the Company entered into a one year agreement for certain investor and public relations services. The Company issued 10,000 shares of common stock with a fair value of $50,000 on the date of issuance together with 10,000 warrants with exercise price of $5.00 per share, 10,000 warrants with exercise price of $6.00 and 10,000 warrants with exercise price of $7.00 per share expiring on January 31, 2008. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 and EITF-96-18 with the following weighted average assumptions: expected dividend yield 4.91%, volatility 155%, risk-free interest rate of 4.91%, and expected warrant life of nine months. The Company fair valued these warrants at $56,069. In April 2007 both parties mutually agreed to cancel the agreement and the public relation firm returned it warrants.  During the years ended December 31, 2008 and 2007, the Company expensed $0 and $97,060, respectively, for the unamortized value of the agreement.

In February 2007 the Company issued 2,000 shares of common stock for cash proceeds of $10,000 to an investor.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2007 two former executive officers converted a total of $270,833 of accrued salary into shares of 54,167 shares of common stock at a price of $5.00 per share which was equal to the fair value of the stock on the date of conversion.

In March 2007 the Company issued 5,000 shares of common stock with a fair value of $25,000 on the date of issuance to an employee for services. The Company amortized the value over the one year term of the employee’s employment agreement. In May 2007 the Company agreed to issue the employee an additional 3,000 share of common stock valued at $9,000 pursuant to his employment agreement. The Company terminated the employment in June 2007 and has not issued the employee the common stock. Management has asserted that the employee did not perform services to earn the common stock. During the years ended December 31, 2008 and 2007, the Company expensed $0 and $21,250, respectively, for the unamortized value of the common stock received.

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	RELATED PARTY TRANSACTIONS

The parties primarily refer to the original individual shareholders of TRBT and corporate entities related through one common shareholder, Mr. Aizhong An, CEO and Chairman of the Company, who is also a majority shareholder in those related corporate entities.

Due from related parties

Total due from related parties amounted to $2,647,049 and $238,882 as of December 31, 2008 and 2007, respectively, which included the following:

Other receivables from related parties amounted to $216,753 and $92,634 as of September 30, 2008 and December 31, 2007, respectively.

Notes receivable from related party amounted to $156,367 and $137,088 as of December 31, 2008 and 2007, respectively.  Interest receivable associated with the notes amounted to $8,153 and $9,160 as of December 31, 2008 and 2007, respectively.

Due to related parties

Loans from related parties amounted to $146,574 and $358,548 as of December 31, 2008 and 2007, respectively.  Interest rates ranged from 1.05 to 13.05% per annum.  All loans mature within one year.  For the balance as of December 31, 2007, one of these loans in the amount of $218,988 was collateralized by the building of Longma Shopping Mall.

NOTE 11.	DISCONTINUED OPERATIONS

During the third quarter of 2008, the Company planned to exit the business of marketing and retailing sun care products operated at Teeka Tan, Inc. in Florida.  On September 1, 2008, the Board of Directors of the Company decided and approved a resolution to discontinue such operations of the sun care product business.  The Company intends to dispose all assets and settle all liabilities of the discontinued operation in the next twelve-month period.

On March 18, 2009, the Company entered into an Agreement of Assumption and Release with Brian S. John and Richard S. Miller, two former officers of the Company, to transfer all assets of Teeka Tan, Inc. to these two individuals, who have agreed to assume all liabilities relating to Teeka Tan, Inc., including, but not necessarily limited to, all amounts payable by the Company with respect to Teeka Tan, Inc. or all obligations, whether past, present or future of the Company with respect to Teeka Tan, Inc.  A Bill of Sale was also signed on March 18, 2009 between the Company and the two individuals, and executed on the same day.

The following summarizes the results of discontinued operations for the year ended December 31, 2008:

Net revenue	$70,162
Costs and expenses	157,226

Net loss from discontinued operations	$(87,064)

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, the Company’s assets and liabilities relating to discontinued operations were as follows:

Current assets	$43,247
Fixed assets, net	3,033
Current liabilities	(75,634)

Net liabilities of discontinued operations	$(29,354)

NOTE 12.	INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008 and 2007.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2008 and 2007. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2008 and 2007.

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

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007

Income tax expense – current	$1,662,763	$66,375
Income tax benefit – deferred	(353,766)	-
Total income tax expense	$1,308,997	$66,375

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2008 and 2007:

	2008	2007
U.S. Federal tax at statutory rate	34.0%	-
U.S. State tax net of federal taxes	8.7%	-
Valuation allowance	(42.7%)	-
Foreign income tax – PRC	25%	33%
Net effect of non-taxable income/non-deductible expenses	(3.09%)	(31.83%)
Effective tax rate	21.91%	1.17%

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset – non-current
Impairment loss on intangible assets	$360,258	$-
Valuation allowance	-	-
Net deferred tax asset	$360,258	$-

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is KCCW Accountancy Corp. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

-        We do not have a system in place to ensure all of our consulting agreements are timely reconciled to the financial statements.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements and financial reporting controls necessary; and

2.	We will increase management oversight of accounting and reporting functions in the future.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of May 18, 2009.

NAME	POSITION
Aizhong An	Chairman
Samuel Liu	Director
Jiming Zhu	Director
Junhui An	Director
Omar J. Gonzalez	Director

The business background descriptions of the newly appointed directors are as follows:

Aizhong An, Chairman of China Growth Development, Inc.
Mr. Aizhong An, is a seasoned and well respected Chinese business executive. In 1969, after military service, Mr. An returned to his hometown Taiyuan Hao Zhuang (Good Village), and worked as a deputy manager of a local business management group. Mr. An founded privately owned TRBT Industry Co., Ltd. in 1985. He was recognized as a business pioneer, as TRBT was a “non-state-run enterprise,” a rarity in China in 1985. TRBT enjoys great success. In 1991, Mr. An founded Taiyuan Clothing City Group Company Limited (“TCCG”). TCCG’s Main business was and is the development and management of a shopping and distribution centers. Mr. An serves as President & CEO of TCCG. In 2002, TCCG had over 5000 distributors and retailers in their centers. The group’s growth supported and benefited from the growth of China’s consumer demands. By the end of 2004, TCCG had five centers and 9 locations and assets that total over 800 million Yuan. Mr. An’s leadership made TCCG the largest shopping and distribution center group in Shanxi province. The properties managed under his leadership are the most recognized distribution outlets in the northern China region.

 Samuel Liu, Director of China Growth Development, Inc.
Mr. Liu, was a senior manager in a large trading company (annul revenues over 300 million dollars) in America from 1986 – 1991. From 1994 – 2002 he was the president of a nutri-ceuticals manufacturer (annual revenues over 80 million dollars). Mr. Liu is active in founding, organizing and managing a number of foreign investment projects to China, and he counsels China companies in doing business in US, and in mergers with public companies in America. Mr. Liu has a Master of Arts degree from Beijing University, 1984.

Jiming Zhu, Director of China Growth Development, Inc.
Mr. Jiming Zhu, started work as an accountant for local Hao Zhuang management group in 1972. In 1983, he became one of managers in the group. In 1991, he joined TRBT Industry group. He was co-founder of Taiyuan Royal City Shopping Mall and worked as General manager since 1996. Mr. Zhu was elected as “Manager of the year” of “non-state-run Enterprise” in Taiyuan every year since 1996

Junhui An, Director of China Growth Development, Inc.
Ms. Junhui An, started work as Human Resources manager in ClothingCity in 1996. During 1996-2002, she did an excellent job of recruiting strong management teams for ClothingCity and was named General Manager of ClothingCity in 2002 and she was elected as one of the best Women worker in Taiyuan city in 2003

Term of Office

Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Family relationships

Aizhong An is the parent of Junhui An.  Other than this relationship, none of the other officers or directors have any familial relationships with any other officers or directors of the Company.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10KSB on March 7, 2006 as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Brian John (1)	2008
	2007	0	0	0	0	0	0	0	0

Rich Miller (1)	2008
	2007	0	0	0	0	0	0	0	0

Aizhong An (2)	2008
	2007	0	0	0	0	0	0	0	0

Samuel Liu (2)	2008
	2007	0	0	0	0	0	0	0	0

Jiming Zhu (2)	2008
	2007	0	0	0	0	0	0	0	0

Junhui An (2)	2008
	2007	0	0	0	0	0	0	0	0

Omar J. Gonzalez (2)	2008
	2007	0	0	0	0	0	0	0	0

(1) On May 7, 2008, we acquired Taiyuan Rongan Business Trading Company Limited in a stock for stock equivalent exchange and in connection with that transaction, Mr. Brian John and Rich Miller tendered their resignation from the board of directors and from all offices held in the Company, effective immediately.

(2) In connection with the stock for stock equivalent exchange between us and Taiyuan Rongan Business Trading Company Limited on May 7, 2008, Aizhong An, Samuel Liu, Jiming Zhu, Junhui An, and Omar Gonzalez were elected officers and directors of the Company effective upon the resignation of Mr. Brian John and Mr. Richard Miller.

Employment Agreements

None

Outstanding Equity Awards

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 18, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock
Mandarin Century Holdings, Ltd., BVI (2)	Common Stock	18,991,000	54.26%
Master Power Holdings Group, Ltd., BVI	Common Stock	2,100,100	6%
Accord Success Ltd., BVI	Common Stock	3,150,000	9%
All Possible Group, Ltd., BVI	Common Stock	4,025,000	11.50%
Samuel Liu		-	*
Jiming Zhu		-	*
Junhui An		-	*
Omar Gonzalez		-	*

* denotes less than 1% ownership

(1) Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him.

(2) Mandarin Century Holdings, Ltd., BVI, is 100% owned by Aizhong An.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we will be or were billed approximately $70,000 and $60,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14	Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the original Form 10-KSB on March 7, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2009

CHINA GROWTH DEVELOPMENT, INC.
By:	/s/ Aizhong An
Aizhong An Chief Operating Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Aizhong An	Chief Operating Officer	May 18, 2009
Aizhong An