Form 10-Q
period 2009-03-31
CHINA GROWTH DEVELOPMENT, INC.
filed 2009-05-20
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009:  34,970,007 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q
March 31, 2009
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

SIGNATURE

Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$2,204,138	$1,543,816
Other receivables, net of allowance for doubtful accounts $0 and $4,397	415,119	657,911
Due from related parties	3,115,307	2,647,049
Prepaid expenses	-	47,188
Advances to suppliers - related party	11,718,949	11,741,966
Assets from discontinued operations	-	46,280
Total Current Assets	17,453,514	16,684,210

Fixed assets, net	70,886,301	69,523,011
Deferred tax assets	359,552	360,258
Intangible assets, net	9,237,182	9,309,481

Total Assets	$97,936,548	$95,876,960

Liabilities and Equity

Current Liabilities
Accounts payable and accrued expenses	$520,318	$622,589
Loans payable	4,465,308	4,075,344
Due to related parties	930,382	146,574
Construction payable	3,356,801	2,714,705
Income tax payable	1,778,749	1,643,045
Other payable	1,407,437	695,417
Deferred revenue - current	7,578,848	8,233,393
Liabilities from discontinued operations	-	75,634
Total Current Liabilities	20,037,844	18,206,701

Long-term debt	47,665	-
Deferred revenue - non-current	35,109,132	35,299,821

Total Liabilities	55,194,641	53,506,521

Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
34,970,007 and 34,970,007 shares issued and outstanding	3,497	3,497
Additional paid-in capital	7,277,990	7,277,990
Other comprehensive income	2,947,948	2,813,503
Retained earnings	16,615,732	16,354,185
Total Stockholders' Equity	26,845,166	26,449,174
Noncontrolling interest	15,896,741	15,921,264
Total Equity	42,741,907	42,370,438

Total Liabilities and Equity	$97,936,548	$95,876,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net revenue	$3,744,983	$3,669,079

General, selling and administrative expenses
Depreciation expense	619,562	530,324
Other general, selling and administrative expenses	2,090,114	1,261,123
Total general, selling and administrative expenses	2,709,675	1,791,447

Operating income	1,035,308	1,877,632

Non-operating income (expenses)
Interest income	1,813	1,972
Interest expense	(115,509)	(103,881)
Other expense	(353,131)	(20,566)
Total non-operating expenses	(466,827)	(122,475)

Income from continuing operations, before tax	568,482	1,755,157

Income tax expense	139,061	3,931

Income from continuing operations, net of tax	429,421	1,751,226

Gain on disposal of discontinued operations	25,974	-

Net income	455,395	1,751,226

Net income attributable to the noncontrolling interest	193,849	419,727

Net income attributable to the common stockholders	$261,547	$1,331,499

Earnings per share - basic and diluted:
Income from continuing operations attributable to common stockholders	$0.01	$0.06
Discontinued operations attributable to common stockholders	-	-
Net income attributable to common stockholders	$0.01	$0.04
Weighted average shares outstanding, basic and diluted	34,970,007	31,500,000

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$235,573	$1,331,499
Gain on disposal of discontinued operations	25,974	-
Net income	$261,547	$1,331,499

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,547	$1,331,499
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	673,665	585,073
Minority interest	193,849	419,727
Gain on disposal of discontinued operations	(25,974)	-
Decrease (increase) in current assets:
Other receivable	241,739	429,588
Other receivable from related parties	(473,911)	638,494
Advances to suppliers - related party	-	(473,040)
Prepaid expenses	47,141	22,179
Increase (decrease) in liabilities:
Construction payable	648,053	(473,177)
Other payable	714,083	(448,829)
Tax payable	139,061	39,885
Accrued expense	(101,548)	(23,112)
Deferred revenue	(760,644)	(717,945)

Net cash provided by operating activities	1,557,060	1,330,342

CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered in disposal of discontinued operations	(3,380)	-
Acquisition of property & equipment	(2,120,605)	(28,438)

Net cash used in investing activities	(2,123,985)	(28,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	784,865	-
Proceeds from short-term loans from others	446,055	-

Net cash provided by financing activities	1,230,920	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3,674)	(1,491,883)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	660,322	(189,979)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,543,816	1,184,621

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,204,138	$994,642

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2009 and December 31, 2008, current deferred revenue was $7,578,848 and $8,233,393, whereas non-current deferred revenue was $35,109,132 and $35,299,821, respectively.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

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

For the year ended December, 31 2008, the Company performed an annual impairment test of intangible assets. The Company considered both the income and market approaches in determining the implied fair value of the intangible assets. While future estimated operating results and cash flows are considered, the Company eventually employed the market approach which required appraisal reports from third-party appraisers or comparable market data. As a result of this analysis, the Company concluded that the carrying amounts of intangible assets exceeded their appraised fair values and recorded an impairment charge of approximately $1,441,032 for the year ended December 31, 2008. Based on its review, the Company believes that as of March 31, 2009, there was no further impairment of its intangible assets.

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

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share."  Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  As of March 31, 2009 and December 31, 2008 the Company had common stock warrants that would have converted into 1,930,000 shares of common stock, respectively.  The terms of the stock warrants allow the shares to be converted at a conversion price ranging from $0.50 to $7.00 per share, which was above the average closing price of the Company’s stock during the first quarter of 2009.  As such, it is more likely that the warrants would not be converted, which had no dilutive effect to the earnings per share.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(Unaudited)

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

Advances to supplier amounted to $11,718,949 and $11,741,966 as of March 31, 2009 and December 31, 2008, respectively.  The advances mainly included payments made to fund a building construction through Jingpin Clothing City.  The building construction was completed in 2008 and operated under the name “Bin Bin Clothing Square”, which is owned and operated by the general manager of Jingpin Clothing City.  On December 31, 2008, Jingpin Clothing City agreed to covert the outstanding balance of advances to supplier into a business loan to Bin Bin Clothing Square with principal amount up to $11,757,990.  The loan will expire in one year, bearing no interest, and is secured by the land and building where Bin Bin Clothing Square is located and operated at.

NOTE 5.	PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, the following were the details of the property and equipment:

	March 31,	December 31,
	2009	2008
Automobiles	$1,374,031	$1,252,142
Machinery & equipment	4,220,062	4,330,214
Building	66,674,451	66,548,574
Construction in progress	10,771,333	8,963,826
Less: Accumulated depreciation	(12,153,576)	(11,571,745)
Net	$70,886,301	$69,523,011

Depreciation expense for the three months ended March 31, 2009 and 2008 was $619,562 and $530,324, respectively.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net intangible assets at March 31, 2009 and December 31, 2008 were as follows:
	March 31,	December 31,
	2009	2008
Rights to use land	$10,040,234	$11,500,986
Less: Accumulated amortization	(803,052)	(750,473)
	9,237,182	10,750,513
Less: Impairment charges	-	(1,441,0320
Net intangible assets	$9,237,182	$9,309,481

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2009 and 2008 was $54,103 and $54,749, respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

March 31,
2010	$212,722
2011	212,722
2012	212,722
2013	212,722
2014 and thereafter	8,386,294
$9,237,182

NOTE 7.	CONSTRUCTION PAYABLE

As of March 31, 2009 and December 31, 2008, construction payable amounted to $3,356,801 and $2,714,705, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	LOANS PAYABLE

As of March 31, 2009 and December 31, 2008 loans payable consists the following:

	March 31, 2009		December 31, 2008
	Amount	Annual Interest Rate	Amount	Annual Interest Rate
Short-term:
Outside parties	$4,026,448	0%-8.37%	$3,231,934	0%-8.37%
Banks	438,860	13.05%	843,410	1.05%-13.05%
Related parties	930,382	0%-1.50%	146,574	1.50%
Total	$5,395,690		$4,221,918

Long-term:	$47,665		$-

Loans payable include the following items:

Loans payables to outside parties amounted to $4,026,448 and $3,231,934 at March 31, 2009 and December 31, 2008, respectively.  These loans are due to unrelated parties with various expiration dates within one year, unsecured, and with annual interest rates of 0% - 8.37%.

Loans payable to related parties amounted to $930,382 and $146,574 at March 31, 2009 and December 31, 2008, respectively.  These loans were payable to related parties due within one year, unsecured, with an annual interest rate of 0%-1.5%.

Loans payable to banks amounted to $438,860 and $843,410 at March 31, 2009 and December 31, 2008, respectively.  These loans were due within one year, unsecured, bearing annual interest rates of 1.05-13.05%.

Long-term debt amounted to $47,665 and $0 as of March 31, 2009 and December 31, 2008.  The loan was unsecured and due in January 2011.

NOTE 9.	EQUITY TRANSACTIONS

COMMON STOCK AND WARRANTS

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Due from related parties

Total due from related parties amounted to $3,115,307 and $2,647,049 as of March 31, 2009 and December 31, 2008, respectively.  The amounts included loans from affiliated companies and officers of the Company with no written loan agreements, terms, or interest rates.

Due to related parties

Loans from related parties amounted to $930,382 and $146,574 as of March 31, 2009 and December 31, 2008, respectively.  Interest rates ranged from 0% to 1.05% per annum.  All loans mature within one year.

Management Fee Expense

For the three months ended March 31, 2009 and 2008, management fee allocated from Taiyuan Clothing City Group, a related party of TRBT through common ownership, amounted to $476,933 and $13,968, respectively.

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

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following gain on disposal of discontinued operations was recognized based on the assets transferred to and the liabilities assumed by the two individuals:

Cash surrendered	$3,380
Current assets	43,247
Fixed assets, net	3,033
Current liabilities	(75,634)

Gain on disposal of discontinued operations	$(25,974)

NOTE 12.	INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009 and December 31, 2008.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at March 31, 2009 and December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2009 and December 31, 2008.

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

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2009 and 2008:

	2009	2008

Income tax expense – current	$139,061	$3,931
Income tax expense – deferred	-	-
Total income tax expense	$139,061	$3,931

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2009 and 2008:

	2009	2008
U.S. Federal tax at statutory rate	34.0%	-
U.S. State tax net of federal taxes	8.7%	-
Valuation allowance	(42.7%)	-
Foreign income tax – PRC	25%	33%
Net effect of non-taxable income/non-deductible expenses	(0.54%)	(32.78%)
Effective tax rate	24.46%	0.22%

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Deferred tax asset – non-current
Impairment loss on intangible assets	$359,552	$360,258
Valuation allowance		-
Net deferred tax asset	$359,552	$360,258

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

	For The Three Months Ended March 31,
	2009	2008	2009 vs. 2008

Net revenue	$3,744,983	$3,669,079	$75,904	2%

General, selling and administrative expenses
Depreciation expense	619,562	530,324	89,238	17%
Other general, selling and administrative expenses	2,090,114	1,261,123	828,990	66%
Total general, selling and administrative expenses	2,709,675	1,791,447	918,228	51%

Operating income	1,035,308	1,877,632	(842,324)	-45%

Non-operating income (expenses)
Interest income	1,813	1,972	(159)	-8%
Interest expense	(115,509)	(103,881)	(11,628)	11%
Other expense	(353,131)	(20,566)	(332,565)	1617%
Total non-operating expenses	(466,827)	(122,475)	(344,352)	281%

Income from continuing operations, before tax	568,482	1,755,157	(1,186,675)	-68%

Income tax expense	139,061	3,931	135,130	3438%

Income from continuing operations, net of tax	429,421	1,751,226	(1,321,805)	-75%

Gain on disposal of discontinued operations	25,974	-	25,974	N/A

Net income	455,395	1,751,226	(1,295,831)	-74%

Net income attributable to the noncontrolling interest	193,849	419,727	(225,878)	-54%

Net income attributable to the common stockholders	$261,547	$1,331,499	$(1,521,709)	-114%

Net Revenue:

Net revenue increased by $75,904 from $3.67 million for the quarter ended March 31, 2008 to $3.74 million for the quarter ended March 31, 2009, a 2% increase.  The slight increase indicated that the Company’s revenue has remained steady through recognition of revenue collected and deferred from prior years.

General, selling and administrative expenses:

Total general, selling and administrative expenses increased by $918,228 from $1.79 million for the quarter ended March 31, 2008 to $2.71 million for the quarter ended March 31, 2009, a 51% increase.  The increase was primarily driven by increases in management fee expense, salaries and wages, maintenance and repair expense, and heating expense.  Management fee expense increased to $476,933 for the current quarter from $13,968 same quarter prior year.  Such fee was allocated from and paid to Taiyuan Clothing City Group, a related party through common ownership of TRBT, for general management services provided to all affiliated companies.  Salaries and wages increased by $170,916, or 79% from same quarter prior year, mainly due to headcounts increased to support the expanded operations of the Company.  Comparing current quarter to the same quarter in prior year, maintenance and repair expense increased by $123,845, heating expense increased by $93,765, whereas depreciation expense increased by $89,238.  These increases were also triggered by the expansion of the Company’s operating facilities.

Franchise taxes payable to the State of Delaware were accrued for $66,000 during the current quarter.

Income from continuing operations:

We observed a decrease in income from continuing operations by $1.2 million, from $1.76 million for the quarter ended March 31, 2008 to $568,482 for the quarter ended March 31, 2009, a 68% decrease.  Such decrease was attributable to increases in general, selling and administrative expenses, as well as higher other expense incurred during the current quarter.  Other expense increased by $332,565 from $20,566 for the quarter ended March 31, 2008 to $353,131 for the quarter ended March 31, 2009.  The increase was mainly resulted from donations made to Hao Zhuang Village, where TRBT is located at, for construction of a community entertainment and cultural center.

Income tax expense:

Income tax expense increased by $135,130 from $3,931 for the quarter ended March 31, 2008 to $139,061 for the quarter ended March 31, 2009.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 0.22% for the first quarter of 2008 to 24.46% for the current quarter, due to the lack of favorable tax policy granted by local governments to the Company from local governments.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $419,727 for the quarter ended March 31, 2008 and $193,849 for the quarter ended March 31, 2009, a decrease of $225,878 or 54%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest for the year 2007.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries for the year 2008.  However, the decline in net income from continuing operations resulted in a decrease in net income attributable to the noncontrolling interest comparing the current quarter to the same quarter prior year, which offset the effect caused by the increased percentage of the noncontrolling interest.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $261,547 for the quarter ended March 31, 2009, compared to $1.3 million for the quarter ended March 31, 2008, a decrease of $1.5 million or 114%.  The lower net income for the current quarter was attributable to the increased general, selling and administrative expenses, other expense, and higher percentage of noncontrolling interest as described above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

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

CHINA GROWTH DEVELOPMENT, INC.

Date: May 20, 2009	By:	/s/ Aizhong An
Aizhong An Chief Executive Officer