Form 10-Q
period 2009-06-30
CHINA GROWTH DEVELOPMENT, INC.
filed 2009-08-14
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GROWTH DEVELOPMENT, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	333-109458	13-4204191
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

927 Canada Court City of Industry, CA  91748
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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2009:  34,970,007 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q
June 30, 2009
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

SIGNATURE

Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,707,156	$1,543,816
Other receivables, net of allowance for doubtful accounts $0 and $4,397	565,707	657,911
Loan to related parties	3,366,075	2,647,049
Prepaid expenses	-	47,188
Advances to suppliers - related party	11,725,810	11,741,966
Assets from discontinued operations	-	46,280
Total Current Assets	17,364,748	16,684,210

Fixed assets, net	70,834,335	69,523,011
Deferred tax assets	359,762	360,258
Intangible assets, net	9,188,508	9,309,481

Total Assets	$97,747,354	$95,876,960

Liabilities and Equity

Current Liabilities
Accounts payable and accrued expenses	$77,607	$622,589
Loans payable	4,446,246	4,075,344
Due to related parties	1,053,880	146,574
Construction payable	3,467,241	2,714,705
Income tax payable	2,461,570	1,643,045
Other payable	1,718,247	695,417
Deferred revenue - current	7,633,068	8,233,393
Liabilities from discontinued operations	-	75,634
Total Current Liabilities	20,857,860	18,206,701

Long-term debt	47,693	-
Deferred revenue - non-current	32,242,257	35,299,821

Total Liabilities	53,147,810	53,506,521

Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
34,970,007 and 34,970,007 shares issued and outstanding	3,497	3,497
Additional paid-in capital	7,277,990	7,277,990
Other comprehensive income	3,061,379	2,813,503
Retained earnings	17,820,097	16,354,185
Total Stockholders' Equity	28,162,963	26,449,174
Noncontrolling interest	16,436,581	15,921,264
Total Equity	44,599,544	42,370,438

Total Liabilities and Equity	$97,747,354	$95,876,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net revenue	$4,184,977	$3,738,624	$7,929,961	$7,407,703

General, selling and administrative expenses
Depreciation expense	567,777	535,773	1,187,339	1,071,545
Other general, selling and administrative expenses	1,730,509	2,048,985	3,820,623	3,304,660
Total general, selling and administrative expenses	2,298,287	2,584,758	5,007,962	4,376,205

Operating income	1,886,691	1,153,866	2,921,999	3,031,498

Non-operating income (expenses)
Interest income	1,401	1,494	3,214	3,466
Interest expense	(59,013)	(72,679)	(174,521)	(176,561)
Other income (expenses)	282,379	(80,982)	(70,753)	(101,548)
Total non-operating income (expenses)	224,767	(152,167)	(242,060)	(274,643)

Income from continuing operations, before tax	2,111,457	1,001,699	2,679,939	2,756,855

Income tax expense	447,793	22,534	586,854	43,069

Income from continuing operations, net of tax	1,663,664	979,165	2,093,085	2,713,786

Gain on disposal of discontinued operations	-	-	25,974	-

Net income	1,663,664	979,165	2,119,059	2,713,786

Net income attributable to the noncontrolling interest	629,352	370,411	823,200	1,054,236

Net income attributable to the common stockholders	$1,034,313	$608,754	$1,295,859	$1,659,550

Earnings per share - basic and diluted:
Income from continuing operations attributable to common stockholders	$0.03	$0.02	$0.04	$0.05
Discontinued operations attributable to common stockholders	-	-	-	-
Net income attributable to common stockholders	$0.03	$0.02	$0.04	$0.05
Weighted average shares outstanding, basic and diluted	34,970,007	32,562,612	34,970,007	32,031,306

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$1,034,313	$608,754	$1,269,885	$1,659,550
Gain on disposal of discontinued operations	-	-	25,974	-
Net income	$1,034,313	$608,754	$1,295,859	$1,659,550

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,295,859	$1,659,550
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,295,577	1,182,313
Minority interest	823,200	1,054,236
Warrants issued for compensation	-	191,138
Warrants issued in reverse acquisition	-	689,347
Gain on disposal of discontinued operations	(25,974)	-
Decrease (increase) in current assets:
Accounts receivable	-	8,883
Inventories	-	17,683
Other receivable	91,362	(29,653)
Interest receivable from related parties	-	563
Advances to suppliers - related party	-	(74,853)
Prepaid expenses	47,155	30,369
Increase (decrease) in liabilities:
Construction payable	(1,167,052)	(765,553)
Other payable	1,024,492	(62,080)
Tax payable	825,440	25,605
Accrued expense	(374,564)	(206,256)
Deferred revenue	(3,600,468)	(4,440,735)
Net cash provided by (used in) operating activities	230,939	(719,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered in disposal of discontinued operations	(3,380)	-
Cash acquired on reverse acquisition	-	3,742
Advances to related parties	(723,166)	(53,086)
Acquisition of property & equipment	(671,445)	(229,055)
Proceeds from loan receivables from employees	-	9,216
Net cash used in investing activities	(1,397,990)	(269,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	908,132	394,383
Net proceeds from short-term loans from others	424,495	369,320
Net cash provided by financing activities	1,332,627	763,703

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,236)	67,800

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	163,340	(157,123)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,543,816	1,184,621

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,707,156	$1,027,498

SUPPLEMENTAL DISCLOSURES:
Interest paid	$174,521	$172,617
Income tax paid	$1,465	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

As of June 30, 2009 and December 31, 2008, current deferred revenue was $7,633,068 and $8,233,393, whereas non-current deferred revenue was $32,242,257 and $35,299,821, respectively.

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

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that as of June 30, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

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

For the year ended December, 31 2008, the Company performed an annual impairment test of intangible assets.  The Company considered both the income and market approaches in determining the implied fair value of the intangible assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the market approach which required appraisal reports from third-party appraisers or comparable market data.  As a result of this analysis, the Company concluded that the carrying amounts of intangible assets exceeded their appraised fair values and recorded an impairment charge of approximately $1,441,032 for the year ended December 31, 2008.  Based on its review, the Company believes that as of June 30, 2009, there was no further impairment of its intangible assets.

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

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share."  Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  As of June 30, 2009 and December 31, 2008 the Company had common stock warrants that would have converted into 1,930,000 shares of common stock, respectively.  The terms of the stock warrants allow the shares to be converted at a conversion price ranging from $0.50 to $7.00 per share, which was above the average closing price of the Company’s stock during the six months ended June 30, 2009.  As such, it is more likely that the warrants would not be converted, which had no dilutive effect to the earnings per share.

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

Advances to supplier amounted to $11,725,810 and $11,741,966 as of June 30, 2009 and December 31, 2008, respectively.  The advances mainly included payments made to fund a building construction through Jingpin Clothing City.  The building construction was completed in 2008 and operated under the name “Bin Bin Clothing Square”, which is owned and operated by the general manager of Jingpin Clothing City.  On December 31, 2008, Jingpin Clothing City agreed to covert the outstanding balance of advances to supplier into a business loan to Bin Bin Clothing Square with principal amount up to $11,757,990.  The loan will expire in one year, bearing no interest, and is secured by the land and building where Bin Bin Clothing Square is located and operated at.

NOTE 5.	PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, the following were the details of the property and equipment:

	June 30,	December 31,
	2009	2008
Automobiles	$1,348,585	$1,252,142
Machinery & equipment	4,349,694	4,330,214
Building	75,871,476	66,548,574
Construction in progress	1,988,728	8,963,826
Less: Accumulated depreciation	(12,724,148)	(11,571,745)
Net	$70,834,335	$69,523,011

Depreciation expense for the three months ended June 30, 2009 and 2008 was $567,777 and $535,773, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,187,339 and $1,071,545, respectively.

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

Net intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Rights to use land	$11,485,162	$11,500,986
Less: Accumulated amortization	(857,604)	(750,473)
	10,627,558	10,750,513
Less: Impairment charges	(1,439,050)	(1,441,032)
Net intangible assets	$9,188,508	$9,309,481

Amortization expense for the Company’s intangible assets for the three months ended June 30, 2009 and 2008 was $54,135 and $55,401, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 was $108,238 and 110,768.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

June 30,
2010	$216,477
2011	216,477
2012	216,477
2013	216,477
2014 and thereafter	8,322,600
$9,188,508

NOTE 7.	CONSTRUCTION PAYABLE

As of June 30, 2009 and December 31, 2008, construction payable amounted to $3,467,241 and $2,714,705, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

NOTE 8.	LOANS PAYABLE

As of June 30, 2009 and December 31, 2008 loans payable consists the following:

	June 30, 2009		December 31, 2008
	Amount	Annual Interest Rate	Amount	Annual Interest Rate
Short-term:
Outside parties	$4,007,130	0%-8.37%	$3,231,934	0%-8.37%
Banks	439,117	13.05%	843,410	1.05%-13.05%
Related parties	1,053,880	0%-1.50%	146,574	1.50%
Total	$5,500,126		$4,221,918

Long-term:	$47,693	5.31%	$-

Loans payable include the following items:

Loans payables to outside parties amounted to $4,007,130 and $3,231,934 at June 30, 2009 and December 31, 2008, respectively.  These loans are due to unrelated parties with various expiration dates within one year, unsecured, and with annual interest rates of 0% - 8.37%.

Loans payable to related parties amounted to $1,053,880 and $146,574 at June 30, 2009 and December 31, 2008, respectively.  These loans were payable to related parties due within one year, unsecured, with an annual interest rate of 0%-1.5%.

Loans payable to banks amounted to $439,117 and $843,410 at June 30, 2009 and December 31, 2008, respectively.  These loans were due within one year, unsecured, bearing annual interest rates of 1.05-13.05%.

Long-term debt amounted to $47,693 and $0 as of June 30, 2009 and December 31, 2008.  The loan was unsecured and due in January 2011.

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

Loan to related parties

Total loan to related parties amounted to $3,366,075 and $2,647,049 as of June 30, 2009 and December 31, 2008, respectively, which included the following:

Loans to related parties amounted to $3,209,923 and $2,490,682 as of June 30, 2009 and December 31, 2008, respectively.

Notes receivable from related party amounted to $156,152 and $156,367 as of June 30, 2009 and December 31, 2008, respectively.  Interest receivable associated with the notes and amounted to $9,780 and $8,153 as of June 30, 2009 and December 31, 2008, respectively.

Due to related parties

Loans from related parties amounted to $1,053,880 and $146,574 as of June 30, 2009 and December 31, 2008, respectively.  Interest rates ranged from 0% to 1.05% per annum.  All loans mature within one year.

Management Fee Expense

For the six months ended June 30, 2009 and 2008, management fee allocated from Taiyuan Clothing City Group, a related party of TRBT through common ownership, amounted to $476,933 and $0, respectively.

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

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2009 and December 31, 2008.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at June 30, 2009 and December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2009 and December 31, 2008.

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

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2009 and 2008:

	2009	2008

Income tax expense – current	$586,854	$43,069
Income tax expense – deferred	-	-
Total income tax expense	$586,854	$43,069

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended June 30, 2009 and 2008:

	2009	2008
U.S. Federal tax at statutory rate	34.0%	-
U.S. State tax net of federal taxes	8.7%	-
Valuation allowance	(42.7%)	-
Foreign income tax – PRC	25%	33%
Net effect of non-taxable income/non-deductible expenses	(3.1%)	(31.44%)
Effective tax rate	21.90%	1.56%

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Deferred tax asset – non-current
Impairment loss on intangible assets	$359,762	$360,258
Valuation allowance		-
Net deferred tax asset	$359,762	$360,258

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

	For The Three Months Ended June 30,
	2009	2008	2009 vs. 2008

Net revenue	$4,184,977	$3,738,624	$446,353	12%

General, selling and administrative expenses
Depreciation expense	567,777	535,773	32,004	6%
Other general, selling and administrative expenses	1,730,509	2,048,985	(318,476)	-16%
Total general, selling and administrative expenses	2,298,287	2,584,758	(286,471)	-11%

Operating income	1,886,691	1,153,866	732,825	64%

Non-operating income (expenses)
Interest income	1,401	1,494	(93)	-6%
Interest expense	(59,013)	(72,679)	13,666	-19%
Other income (expense)	282,379	(80,982)	363,361	-449%
Total non-operating income (expenses)	224,767	(152,167)	376,934	-248%

Income from continuing operations, before tax	2,111,457	1,001,699	1,109,758	111%

Income tax expense	447,793	22,534	425,259	1887%

Income from continuing operations, net of tax	1,663,664	979,165	684,499	70%

Gain on disposal of discontinued operations	-	-	-	-

Net income	1,663,664	979,165	684,499	70%

Net income attributable to the noncontrolling interest	629,352	370,411	258,941	70%

Net income attributable to the common stockholders	$1,034,313	$608,754	$425,558	70%

Net Revenue:

Net revenue increased by $446,353 from $3.74 million for the quarter ended June 30, 2008 to $4.18 million for the quarter ended June 30, 2009, a 12% increase.  The increase was mainly due to the expansion of Longma Shopping Mall being completed and starting to operate.  The associated deferred revenue collected previously from commercial tenants started to amortize and recognize over the leasing period.  Management service income collected from the new commercial tenants also increased revenue.  In addition, management also increased the management service income per square meter at several clothing mall booths at Xicheng Shopping Mall.  Those increases were partially offset by decrease in rental income at Jingpin Shopping Mall and Xicheng Shopping Mall, primarily affected by the economy downturn.

General, selling and administrative expenses:

Total general, selling and administrative expenses decreased by $286,471 from $2.58 million for the quarter ended June 30, 2008 to $2.30 million for the quarter ended June 30, 2009, an 11% decrease.  The higher expense for the quarter ended June 30, 2008 was mainly due to a one-time charge of $880,485 incurred in the closing of the reverse acquisition, including the issuance of 1,400,000 warrants fair valued at $689,347, and 500,000 warrants fair valued at $191,138.  Excluding the one-time charges, total general, selling and administrative expenses decreased by $562,009.  The decreases were primarily incurred in electricity expense and heating expense.  The higher amounts in those expenses in 2008 were driven by two major construction projects for Xicheng Shopping Mall Phase II and the Longma expansion.  The increase was partially offset by the $32,004 increase in depreciation expense resulting from the expansion of the Company’s operating facilities.

Income from continuing operations:

We observed an increase in income from continuing operations by $1.1 million, from $1.0 million for the quarter ended June 30, 2008 to $2.1 million for the quarter ended June 30, 2009, a 111% increase.  Such increase was mainly attributable to increases in net revenue as stated above, as well as higher other income incurred during the current quarter.  Other income increased by $363,361 from ($80,982) for the quarter ended June 30, 2008 to $282,379 for the quarter ended June 30, 2009.  The increase was mainly resulted from reversing the donations made to Hao Zhuang Village during the first quarter of 2009 for construction of a community entertainment and cultural center, given that Hao Zhuang Village has agreed to pay back such donation.

Income tax expense:

Income tax expense increased by $447,793 from $22,534 for the quarter ended June 30, 2008 to $447,793 for the quarter ended June 30, 2009.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 2.25% for the second quarter of 2008 to 21.20% for the current quarter, due to the lack of favorable tax policy granted by local governments to the Company.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $370,411 for the quarter ended June 30, 2008 and $629,352 for the quarter ended June 30, 2009, an increase of $258,941 or 70%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries.  Such ownership structure has not changed since then.  The increase was substantially in line with the increase in net earnings during the current quarter.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $1,034,313 for the quarter ended June 30, 2009, compared to $608,754 for the quarter ended June 30, 2008, an increase of $425,558 or 70%.  The higher net income for the current quarter was attributable to the increased net revenue and other income as described above.

	For The Six Months Ended June 30,
	2009	2008	2009 vs. 2008

Net revenue	$7,929,961	$7,407,703	$522,258	7%

General, selling and administrative expenses
Depreciation expense	1,187,339	1,071,545	115,794	11%
Other general, selling and administrative expenses	3,820,623	3,304,660	515,963	16%
Total general, selling and administrative expenses	5,007,962	4,376,205	631,757	14%

Operating income	2,921,999	3,031,498	(109,499)	-4%

Non-operating income (expenses)
Interest income	3,214	3,466	(252)	-7%
Interest expense	(174,521)	(176,561)	2,040	-1%
Other expense	(70,753)	(101,548)	30,795	-30%
Total non-operating expenses	(242,060)	(274,643)	32,583	-12%

Income from continuing operations, before tax	2,679,939	2,756,855	(76,916)	-3%

Income tax expense	586,854	43,069	543,785	1263%

Income from continuing operations, net of tax	2,093,085	2,713,786	(620,701)	-23%

Gain on disposal of discontinued operations	25,974	-	25,974	100%

Net income	2,119,059	2,713,786	(594,727)	-22%

Net income attributable to the noncontrolling interest	823,200	1,054,236	(231,036)	-22%

Net income attributable to the common stockholders	$1,295,859	$1,659,550	$(363,691)	-22%

Net Revenue:

Net revenue increased by $552,258 from $7.41 million for the six months ended June 30, 2008 to $7.93 million for the six months ended June 30, 2009, a 7% increase.  The increase was mainly due to the expansion of Longma Shopping Mall being completed and starting to operate.  The associated deferred revenue collected previously from commercial tenants started to amortize and recognize over the leasing period.  Management service income collected from the new commercial tenants also increased revenue.  In addition, management also increased the management service income per square meter at several clothing mall booths at Xicheng Shopping Mall.  Those increases were partially offset by decrease in rental income at Jingpin Shopping Mall and Xicheng Shopping Mall, primarily affected by the economy downturn.

General, selling and administrative expenses:

Total general, selling and administrative expenses increased by $631,757 from $4.38 million for the six months ended June 30, 2008 to $5.01 million for the six months ended June 30, 2009, a 14% increase.  The increase was primarily driven by increases in management fee expense, salaries and wages, maintenance and repair expense, and depreciation expense.  Management fee expense increased to $476,933 for the period from $13,968 same quarter prior year.  Such fee was allocated from and paid to Taiyuan Clothing City Group, a related party through common ownership of TRBT, for general management services provided to all affiliated companies.  Increase in salaries and wages was mainly due to headcounts increased to support the expanded operations of the Company.  Depreciation expense increased by $115,794 compared to the current period of the prior year.  The increase was also triggered by the expansion of the Company’s operating facilities.  The above increases were partially offset by decrease in electricity expense and heating expense.  The higher amounts in those expenses in 2008 were driven by two major construction projects for Xicheng Shopping Mall Phase II and the Longma expansion.

Income from continuing operations:

We observed a decrease in income from continuing operations by $76,916, from $2.76 million for the six months ended June 30, 2008 to $2.68 million for the six months ended June 30, 2009, a 3% decrease.  Such decrease was primarily attributable to increases in general, selling and administrative expenses as discussed previously.

Income tax expense:

Income tax expense increased by $543,785 from $43,069 for the six months ended June 30, 2008 to $586,854 for the six months ended June 30, 2009.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 1.56% for the second quarter of 2008 to 21.90% for the current quarter, due to the lack of favorable tax policy granted by local governments to the Company.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $1.05 million for the six months ended June 30, 2008 and $823,200 for the six months ended June 30, 2009, a decrease of $231,036 or 22%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries.  Such ownership structure has not changed since then.  The decrease was substantially in line with the decrease in net earnings during the current period, which was triggered by higher income tax expense accrued.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $1.30 million for the six months ended June 30, 2009, compared to $1.66 million for the six months ended June 30, 2008, a decrease of $363,691 or 22%.  The lower net income for the current period was attributable to the increased income tax expense accrued as described above.

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

2009 – 2010 Outlook

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

CHINA GROWTH DEVELOPMENT, INC.

Date: August 13, 2009	By:	/s/ Aizhong An
Aizhong An Chief Executive Officer