Form 10-Q
period 2009-09-30
CHINA GROWTH DEVELOPMENT, INC.
filed 2009-11-18
CIK 1217021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GROWTH DEVELOPMENT, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	333-109458	13-4204191
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

927 Canada CT. City of Industy California 91748
(Address of Principal Executive Offices)
 _______________

(626) 581-9069
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2009:  35,505,073 shares of Common Stock.

CHINA GROWTH DEVELOPMENT, INC.

FORM 10-Q
September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Control and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	SIGNATURE	25

Item 1. Financial Information

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,345,932	$1,543,816
Other receivables, net of allowance for doubtful accounts $0 and $4,397	932,359	657,911
Loan to related parties	4,220,905	2,647,049
Prepaid expenses	-	47,188
Advances to suppliers - related party	11,690,282	11,741,966
Assets from discontinued operations	-	46,280
Total Current Assets	18,189,479	16,684,210

Fixed assets, net	73,067,515	69,523,011
Deferred tax assets	360,063	360,258
Intangible assets, net	9,142,054	9,309,481

Total Assets	$100,759,110	$95,876,960

Liabilities and Equity

Current Liabilities
Accounts payable and accrued expenses	$116,047	$622,589
Loans payable	4,437,960	4,075,344
Due to related parties	939,029	146,574
Construction payable	5,971,723	2,714,705
Income tax payable	2,936,035	1,643,045
Other payable	1,841,496	695,417
Debentures payable	55,000	-
Deferred revenue - current	7,387,396	8,233,393
Liabilities from discontinued operations	-	75,634
Total Current Liabilities	23,687,895	18,206,701

Long-term debt	47,733	-
Deferred revenue - non-current	30,723,856	35,299,821

Total Liabilities	54,459,485	53,506,521

Equity
Preferred stock - $.0001 par value; 10,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized,
35,270,007 and 34,970,007 shares issued and outstanding	3,527	3,497
Additional paid-in capital	7,382,960	7,277,990
Other comprehensive income	3,007,028	2,813,503
Retained earnings	18,719,764	16,354,185
Total Stockholders' Equity	29,113,279	26,449,174
Noncontrolling interest	17,186,346	15,921,264
Total Equity	46,299,625	42,370,438

Total Liabilities and Equity	$100,759,110	$95,876,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net revenue	$4,538,636	$4,422,398	$12,468,597	$11,789,732

General, selling and administrative expenses
Depreciation expense	803,031	553,543	1,990,370	1,625,088
Other general, selling and administrative expenses	1,614,055	1,483,498	5,434,678	4,707,954
Total general, selling and administrative expenses	2,417,086	2,037,041	7,425,048	6,333,042

Operating income	2,121,550	2,385,357	5,043,549	5,456,690

Non-operating income (expenses)
Interest income	20,519	1,714	23,733	5,180
Interest expense	(123,931)	(53,747)	(298,443)	(226,364)
Other income (expenses)	4,228	(35,133)	(66,525)	(136,681)
Total non-operating income (expenses)	(99,175)	(87,166)	(341,235)	(357,865)

Income from continuing operations, before tax	2,022,376	2,298,191	4,702,315	5,098,825

Income tax expense	467,375	26,872	1,054,229	69,941

Income from continuing operations, net of tax	1,555,001	2,271,319	3,648,086	5,028,884

Loss from discontinued operations	-	-	-	(87,064)
Gain on disposal of discontinued operations	-	-	25,974	-

Net income	1,555,001	2,271,319	3,674,060	4,941,820

Net income attributable to the noncontrolling interest	655,334	886,392	1,478,534	2,319,340

Net income attributable to the common stockholders	$899,667	$1,384,927	$2,195,526	$2,622,480

Earnings per share - basic and diluted:
Income from continuing operations attributable to common stockholders	$0.03	$0.04	$0.06	$0.08
Discontinued operations attributable to common stockholders	-	-	-	-
Net income attributable to common stockholders	$0.03	$0.04	$0.06	$0.08
Weighted average shares outstanding, basic and diluted	35,101,875	34,970,007	35,014,125	33,018,023

Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$899,667	$1,384,927	$2,169,552	$2,709,544
Loss from discontinued operations	-	-	-	(87,064)
Gain on disposal of discontinued operations	-	-	25,974	-
Net income	$899,667	$1,384,927	$2,195,526	$2,622,480

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,195,526	$2,622,480
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	2,152,616	1,791,574
Minority interest	1,478,534	2,319,340
Common shares issued for compensation	105,000	-
Warrants issued for compensation	-	191,138
Warrants issued in reverse acquisition	-	689,347
Gain on disposal of discontinued operations	(25,974)	-
Decrease (increase) in current assets:
Other receivable	(274,621)	(44,557)
Advances to suppliers - related party	45,281	(104,688)
Prepaid expenses	47,123	22,885
Increase (decrease) in liabilities:
Construction payable	427,875	(537,629)
Other payable	1,145,500	230,432
Advance from customers	550,455	269,863
Tax payable	1,296,008	99,170
Accrued expense	(335,951)	(117,609)
Deferred revenue	(5,944,317)	(5,467,843)
Net cash used in discontinued operations	-	(3,893)

Net cash provided by operating activities	2,863,054	2,047,074

CASH FLOWS FROM INVESTING ACTIVITIES
Cash surrendered in disposal of discontinued operations	(3,380)	-
Cash acquired on reverse acquisition	-	3,742
Advances to related parties	(1,573,977)	(114,717)
Acquisition of property & equipment	(2,741,672)	(867,933)
Proceeds from loan receivables from employees	-	9,230
Net cash used in investing activities	(4,319,029)	(969,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	791,873	127,307
Net proceeds from short-term loans from others	412,213	-
Proceeds from issuance of debentures	55,000	-
Net repayments of short-term loan	-	(145,695)
Net cash provided by discontinued operations	-	3,531
Net cash provided by financing activities	1,259,087	(14,857)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(997)	107,711

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(197,884)	1,170,250

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,543,816	1,184,621

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,345,932	$2,354,871

SUPPLEMENTAL DISCLOSURES:
Interest paid	$136,904	$226,364
Income tax paid	$44,444	$-

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2009 and December 31, 2008, current deferred revenue was $7,387,396 and $8,233,393, whereas non-current deferred revenue was $30,723,856 and $35,299,821, respectively.

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

Impairment of long-lived assets

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that as of September 30, 2009 and December 31, 2008, there was no significant impairment of its long-lived assets.

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

For the year ended December, 31 2008, the Company performed an annual impairment test of intangible assets.  The Company considered both the income and market approaches in determining the implied fair value of the intangible assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the market approach which required appraisal reports from third-party appraisers or comparable market data.  As a result of this analysis, the Company concluded that the carrying amounts of intangible assets exceeded their appraised fair values and recorded an impairment charge of approximately $1,441,032 for the year ended December 31, 2008.  Based on its review, the Company believes that as of September 30, 2009, there was no further impairment of its intangible assets.

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

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share."  Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  As of September 30, 2009 and December 31, 2008 the Company had common stock warrants that would have converted into 1,410,000 and 1,910,000 shares of common stock, respectively.  The terms of the stock warrants allow the shares to be converted at a conversion price ranging from $0.50 to $7.00 per share, which was above the average closing price of the Company’s stock during the nine months ended  September 30, 2009.  As such, it is more likely that the warrants would not be converted, which had no dilutive effect to the earnings per share.

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

Advances to supplier amounted to $11,690,282 and $11,741,966 as of September 30, 2009 and December 31, 2008, respectively.  The advances mainly included payments made to fund a building construction through Jingpin Clothing City.  The building construction was completed in 2008 and operated under the name “Bin Bin Clothing Square”, which is owned and operated by the general manager of Jingpin Clothing City.  On December 31, 2008, Jingpin Clothing City agreed to covert the outstanding balance of advances to supplier into a business loan to Bin Bin Clothing Square with principal amount up to $11,757,990.  The loan will expire in one year, bearing no interest, and is secured by the land and building where Bin Bin Clothing Square is located and operated at.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, the following were the details of the property and equipment:

	September 30, 2009	December 31,2008
Automobiles	$1,349,711	$1,252,142
Machinery & equipment	4,372,143	4,330,214
Building	78,838,042	66,548,574
Construction in progress	2,046,911	8,963,826
Less: Accumulated depreciation	(13,539,292)	(11,571,745)
Net	$73,067,515	$69,523,011

Depreciation expense for the three months ended September 30, 2009 and 2008 was $803,031 and $553,543, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,990,370 and $1,625,088, respectively.

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

Net intangible assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Rights to use land	$10,054,501	$11,500,986
Less: Accumulated amortization	(912,447)	(750,473)
	9,142,054	10,750,513
Less: Impairment charges	-	(1,441,032)
Net intangible assets	$9,142,054	$9,309,481

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2009 and 2008 was $54,008 and $55,685, respectively.  Amortization expense for the nine months ended September 30, 2009 and 2008 was $162,246 and $167,174, respectively.

Amortization expense for the Company’s intangible assets over the next five years is estimated to be:

September 30,
2010	$216,328
2011	216,328
2012	216,328
2013	216,328
2014 and thereafter	8,276,742
$9,142,054

NOTE 7.	CONTINGENCIES

The City of Taiyuan commenced an urbanization project in 2009 to transform and convert farmland designated for rural use in the Hao Zhuang Village, including the land where the Company’s primary China operation and properties are located, into urban uses.  Simultaneously, the transformation will also affect the current property titles and land use rights for all enterprises located in the Hao Zhuang Village.  Once the transformation is completed, the Company will receive new property titles and land use rights, which will entitle the Company to completely separate from the current rural system.  The transformation is expected to be completed in early 2010.  The impact on the Company is highly uncertain and could not be reasonably estimated as of September 30, 2009.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	CONSTRUCTION PAYABLE

As of September 30, 2009 and December 31, 2008, construction payable amounted to $5,971,723 and $2,714,705, respectively.  The Company’s construction payable consists primarily of amounts payable for the construction of shopping mall.

NOTE 9.	LOANS PAYABLE

As of September 30, 2009 and December 31, 2008 loans payable consists the following:

	September 30, 2009		December 31, 2008
	Annual Interest		Annual Interest
	Amount	Rate	Amount	Rate
Short-term:
Outside parties	$3,878,351	0%-8.37%	$3,231,934	0%-8.37%
Banks	559,609	9,2925%- 10.1775%	843,410	1.05%-13.05%
Related parties	908,265	0%	146,574	1.50%
Total	$5,346,225		$4,221,918

Long-term:	$47,733	5.31%	$-

Loans payable include the following items:

Loans payables to outside parties amounted to $3,878,351 and $3,231,934 at September 30, 2009 and December 31, 2008, respectively.  These loans are due to unrelated parties with various expiration dates within one year, unsecured, and with annual interest rates of 0% - 8.37%.

Loans payable to related parties amounted to $908,265 and $146,574 at  September 30, 2009 and December 31, 2008, respectively.  These loans were payable to related parties due within one year, unsecured, with an annual interest rate of 0%.

Loans payable to banks amounted to $559,609 and $843,410 at September 30, 2009 and December 31, 2008, respectively.  These loans were due within one year, unsecured, bearing annual interest rates of  9.2925% - 10.1775%.

Long-term debt amounted to $47,733 and $0 as of September 30, 2009 and December 31, 2008.  The loan was unsecured and due in January 2011, bearing annual interest rate of 5.31%.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	DEBENTURES PAYABLE

The Company has entered into two separate convertible Debenture agreements with an individual shareholder of the Company.  The total balance was $55,000 as of September 30, 2009.  The Debentures are as follows:

Date	Loan Amount	Rate (%)	Conversion Price	Maturity Date

7/10/2009	$30,000	7	$0.15	5/11/2010
7/20/2009	25,000	7	$0.15	7/5/2010

	$55,000

The Debentures may be converted by the debenture holder on or before the maturity date, in whole or in part, into the number of shares of the Company’s common stock equal to the principal amount of the Debentures (or the portion being converted), together with all interest accrued thereon and unpaid as of the date of the conversion, divided by the conversion price by surrendering the Debentures.  The conversion of this Debenture may not be forced by the Company and is not separable.

NOTE 11.	EQUITY TRANSACTIONS

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

On April 1, 2009, the Company’s Board of Directors authorized the Company to engage a corporate advisory service firm to provide corporate consulting, investor relations, and other services.  The agreement was for a period of 3 months and the Company agreed to pay $5,000 per month and issue

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

300,000 shares of restricted common stock.  The shares were issued on August 21, 2009.  The Company recorded an expense of $120,000 during the nine months ended September 30, 2009 in the consolidated financial statements.

On July 10, 2009, the Company’s Board of Directors authorized the Company to issue a convertible debenture (the “Debenture”) in the principal amount of $30,000 to an individual shareholder.  The Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.15, and due on May 11, 2010.  Interest accrues on the outstanding principal at 7% per annum, payable on the 15th day of each September, December, March, and June.  The Company also agreed to issue 5,000 shares of the Company’s common stock to the attorney for services rendered in connection with the issuance of the Debenture.  On October 8, 2009, the $30,000 principal amount and $760 of accrued interest on the Debenture were converted into an aggregate of 205,066 shares of the Company’s common stock.

On July 20, 2009, the Company’s Board of Directors authorized the Company to issue another convertible debenture (the “Debenture”) in the principal amount of $25,000 to an individual shareholder.  The Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.15, and due on July 5, 2010.  Interest accrues on the outstanding principal at 7% per annum, payable on the 15th day of each September, December, March, and June.  The Company also agreed to issue 5,000 shares of the Company’s common stock to the attorney for services rendered in connection with the issuance of the Debenture.  As of September 30, 2009, the Debenture has not been converted.

NOTE 12.	RELATED PARTY TRANSACTIONS

The parties primarily refer to the original individual shareholders of TRBT and corporate entities related through one common shareholder, Mr. Aizhong An, CEO and Chairman of the Company, who is also a majority shareholder in those related corporate entities.

Loan to related parties

Total loan to related parties amounted to $4,220,905 and $2,647,049 as of September 30, 2009 and December 31, 2008, respectively, which included the following:

Loans to related parties amounted to $3,209,923 and $2,490,682 as of September 30, 2009 and December 31, 2008, respectively.

Notes receivable from related party amounted to $156,282 and $156,367 as of September 30, 2009 and December 31, 2008, respectively.  Interest receivable associated with the notes and amounted to $9,788 and $8,153 as of September 30, 2009 and December 31, 2008, respectively.

Due to related parties

Loans from related parties amounted to $939,029 and $146,574 as of September 30, 2009 and December 31, 2008, respectively.  Interest rates ranged from 0% to 1.05% per annum.  All loans mature within one year.

Management Fee Expense

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2009 and 2008, management fee allocated from Taiyuan Clothing City Group, a related party of TRBT through common ownership, amounted to $412,343 and $0, respectively.

NOTE 13.	DISCONTINUED OPERATIONS

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

The following gain on disposal of discontinued operations was recognized based on the assets transferred to and the liabilities assumed by the two individuals:

Cash surrendered	$3,380
Current assets	43,247
Fixed assets, net	3,033
Current liabilities	(75,634)

Gain on disposal of discontinued operations	$(25,974)

NOTE 14.	INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009 and December 31, 2008.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at September 30, 2009 and December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of September 30, 2009 and December 31, 2008.

CHINA GROWTH DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The provision for income taxes from continuing operations on income consists of the following for the  nine months ended September 30, 2009 and 2008:

	2009	2008

Income tax expense – current	$1,054,229	$69,941
Income tax expense – deferred	-	-
Total income tax expense	$1,054,229	$69,941

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2009 and 2008:

	2009	2008
U.S. Federal tax at statutory rate	34.0%	34%
U.S. State tax net of federal taxes	8.7%	6%
Valuation allowance	(42.7%)	(40%)
Foreign income tax – PRC	25%	25%
Net effect of non-taxable income/non-deductible expenses	(2.58%)	(23.63%)
Effective tax rate	22.42%	1.37%

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of  September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Deferred tax asset – non-current
Impairment loss on intangible assets	$360,063	$360,258
Valuation allowance	-	-
Net deferred tax asset	$360,063	$360,258

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

	For The Three Months Ended September 30,
	2009	2008	2009 vs. 2008

Net revenue	$4,538,636	$4,422,398	$116,238	3%

General, selling and administrative expenses
Depreciation expense	803,031	553,543	249,488	45%
Other general, selling and administrative expenses	1,614,055	1,483,498	130,557	9%
Total general, selling and administrative expenses	2,417,086	2,037,041	380,045	19%

Operating income	2,121,550	2,385,357	(263,807)	-11%

Non-operating income (expenses)
Interest income	20,519	1,714	18,805	1097%
Interest expense	(123,921)	(53,747)	(70,174)	131%
Other income (expense)	4,228	(35,133)	39,361	-112%
Total non-operating income (expenses)	(99,175)	(87,166)	(12,009)	14%

Income from continuing operations, before tax	2,022,376	2,298,191	(275,815)	-12%

Income tax expense	467,375	26,872	440,503	1639%

Income from continuing operations, net of tax	1,555,001	2,271,319	(716,319)	-32%

Loss from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-

Net income	1,555,001	2,271,319	(716,319)	-32%

Net income attributable to the noncontrolling interest	655,334	886,392	(231,058)	-26%

Net income attributable to the common stockholders	$899,667	$1,384,927	$(485,260)	-35%

Net Revenue:

Net revenue increased by $116,238 from $4.42 million for the quarter ended September 30, 2008 to $4.54 million for the quarter ended September 30, 2009, a 3% increase.  The increase was mainly due to the expansion of Longma Shopping Mall being completed and starting to operate.  The associated deferred revenue collected previously from commercial tenants started to amortize and recognize over the leasing period.  Management service income collected from the new commercial tenants also increased revenue.  In addition, management also increased the management service income per square meter at several clothing mall booths at Xicheng Shopping Mall.  Those increases were partially offset by decrease in rental income at Jingpin Shopping Mall and Xicheng Shopping Mall, primarily affected by the economy downturn.

General, selling and administrative expenses:

Total general, selling and administrative expenses increased by $380,045 from $2.04 million for the quarter ended September 30, 2008 to $2.42 million for the quarter ended September 30, 2009, a 19% increase.  The higher expense for the current quarter was mainly a result of higher maintenance and repair expenses, increased salaries and wages, and higher depreciation as compared to the same quarter of prior year resulting from the expansion of the Company’s operating facilities.

Income from continuing operations:

We observed a decrease in income from continuing operations by $275,815, from $2.3 million for the quarter ended September 30, 2008 to $2.0 million for the quarter ended September 30, 2009, a 12% decrease.  Such decrease was mainly attributable to increases in total general, selling and administrative expenses as stated above

Income tax expense:

Income tax expense increased by $440,503 from $26,872 for the quarter ended September 30, 2008 to $467,375 for the quarter ended September 30, 2009.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 1.37% for the second quarter of 2008 to 22.42% for the current quarter, due to the lack of favorable tax policy granted by local governments to the Company.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $886,392 for the quarter ended September 30, 2008 and $655,334 for the quarter ended September 30, 2009, a decrease of $231,058, or 26%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries.  Such ownership structure has not changed since then.  The decrease was substantially in line with the decrease in net earnings during the current quarter.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $899,667 for the quarter ended September 30, 2009, compared to $1,384,927 for the quarter ended September 30, 2008, a decrease of $485,260 or 35%.  The decreased net income for the current quarter was attributable to the higher total general, selling and administrative expenses incurred as described above.

	For The Nine Months Ended September 30,
	2009	2008	2009 vs. 2008

Net revenue	$12,468,597	$11,789,732	$678,865	6%

General, selling and administrative expenses
Depreciation expense	1,990,370	1,625,088	365,282	22%
Other general, selling and administrative expenses	5,434,678	4,707,954	726,724	15%
Total general, selling and administrative expenses	7,425,048	6,333,042	1,092,006	17%

Operating income	5,043,549	5,456,690	(413,141)	-8%

Non-operating income (expenses)
Interest income	23,733	5,180	18,553	358%
Interest expense	(298,443)	(226,364)	(72,079)	32%
Other expense	(66,525)	(136,681)	70,156	-51%
Total non-operating expenses	(341,235)	(357,865)	16,630	-5%

Income from continuing operations, before tax	4,702,315	5,098,825	(396,510)	-8%

Income tax expense	1,054,229	69,941	984,288	1407%

Income from continuing operations, net of tax	3,648,086	5,028,884	(1,380,798)	-27%

	-	(87,064)	-	0%
Gain on disposal of discontinued operations	25,974	-	25,974	-

Net income	3,674,060	4,941,820	(1,267,760)	-26%

Net income attributable to the noncontrolling interest	1,478,534	2,319,340	(840,806)	-36%

Net income attributable to the common stockholders	$2,195,526	$2,622,480	$(426,954)	-16%

Net Revenue:

Net revenue increased by $678,865 from $11.79 million for the nine months ended September 30, 2008 to $12.47 million for the nine months ended September 30, 2009, a 6% increase.  The increase was mainly due to the expansion of Longma Shopping Mall being completed and starting to operate.  The associated deferred revenue collected previously from commercial tenants started to amortize and recognize over the leasing period.  Management service income collected from the new commercial tenants also increased revenue.  In addition, management also increased the management service income per square meter at several clothing mall booths at Xicheng Shopping Mall.  Those increases were partially offset by decrease in rental income at Jingpin Shopping Mall and Xicheng Shopping Mall, primarily affected by the economy downturn.

General, selling and administrative expenses:

Total general, selling and administrative expenses increased by $1,092,006 from $6.33 million for the nine months ended September 30, 2008 to $7.43 million for the nine months ended September 30, 2009, a 17% increase.  The increase was primarily driven by increases in management fee expense, salaries and wages, maintenance and repair expense, and depreciation expense.  Management fee expense increased by $412,343 for the current period compared to the same period prior year.  Such fee was allocated from and paid to Taiyuan Clothing City Group, a related party through common ownership of TRBT, for general management services provided to all affiliated companies.  Increase in salaries and wages was mainly due to headcounts increased to support the expanded operations of the Company.  Increase in depreciation expense was also triggered by the expansion of the Company’s operating facilities.  The above increases were partially offset by decrease in electricity expense and heating expense.  The higher amounts in those expenses in 2008 were driven by two major construction projects for Xicheng Shopping Mall Phase II and the Longma expansion.

Income from continuing operations:

We observed a decrease in income from continuing operations by $1,380,798, from $5.03 million for the nine months ended September 30, 2008 to $3.65 million for the nine months ended September 30, 2009, a 27% decrease.  Such decrease was primarily attributable to increases in general, selling and administrative expenses as discussed previously.

Income tax expense:

Income tax expense increased by $984,288 from $69,941 for the nine months ended September 30, 2008 to $1,054,229 for the nine months ended September 30, 2009.  The increase was mainly due to change in the effective tax rate to our operations in PRC, increasing from 1.37% for the first nine months of 2008 to 22.42% for the current period, due to the lack of favorable tax policy granted by local governments to the Company.

Net income attributable to the noncontrolling interest

Net Income attributable to the noncontrolling interest was $2.32 million for the nine months ended September 30, 2008 and $1.48 for the nine months ended September 30, 2009, a decrease of $0.84 or 36%.  TRBT owns 76.1% of each of its five subsidiaries in China, leaving 23.9% noncontrolling interest.  Pursuant to the reverse merger in May 2008, CGDI owns 80% of TRBT which added an additional 20% of noncontrolling interest out of the 76.1% ownership over TRBT’s five subsidiaries.  Such ownership structure has not changed since then.  The decrease was substantially in line with the decrease in net earnings during the current period, which was triggered by higher income tax expense accrued.

Net income attributable to the common stockholders

Net income attributable to the common stockholders was $2.20 million for the nine months ended September 30, 2009, compared to $2.62 million for the nine months ended September 30, 2008, a decrease of $426,954, or 16%.  The lower net income for the current period was attributable to the increased income tax expense accrued as described above.

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

The City of Taiyuan commenced an urbanization project in 2009 to transform and convert farmland designated for rural use in the Hao Zhuang Village, including the land where the Company’s primary China operation and properties are located, into urban uses.  Simultaneously, the transformation will also affect the current property titles and land use rights for all enterprises located in the Hao Zhuang Village.  Once the transformation is completed, the Company will receive new property titles and land use rights, which will entitle the Company to completely separate from the current rural system.  The transformation is expected to be completed in early 2010.  The impact on the Company is highly uncertain and could not be reasonably estimated as of September 30, 2009.

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

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2009, the Company’s Board of Directors authorized the Company to engage a corporate advisory service firm to provide corporate consulting, investor relations, and other services.  The agreement was for a period of 3 months and the Company agreed to pay $5,000 per month and issue 300,000 shares of restricted common stock.  The shares were issued on August 21, 2009.  The Company recorded an expense of $120,000 during the nine months ended September 30, 2009 in the consolidated financial statements.

On July 10, 2009, the Company’s Board of Directors authorized the Company to issue a convertible debenture (the “Debenture”) in the principal amount of $30,000 to an individual shareholder.  The Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.15, and due on May 11, 2010.  Interest accrues on the outstanding principal at 7% per annum, payable on the 15th day of each September, December, March, and June.  The Company also agreed to issue 5,000 shares of the Company’s common stock to the attorney for services rendered in connection with the issuance of the Debenture.  On October 8, 2009, the $30,000 principal amount and $760 of accrued interest on the Debenture were converted into an aggregate of 205,066 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

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

CHINA GROWTH DEVELOPMENT, INC.

Date: November 16, 2009	By:	/s/ Aizhong An
Aizhong An Chief Executive Officer